Form 10-Q
period 1996-03-31
KENNEDY WILSON INC
filed 1996-05-16
CIK 885720

   THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON MAY 14, 1996 PURSUANT TO
                     A RULE 201 TEMPORARY HARDSHIP EXEMPTION
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q


                                   -----------


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER O-20418

                              KENNEDY-WILSON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4364537
        (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           530 WILSHIRE BOULEVARD, # 101                   90401
             SANTA MONICA, CALIFORNIA                    (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 314-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   -----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS OF THE PAST 90 DAYS.
                                 YES /X/   NO / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 1,343,099 SHARES OUTSTANDING AT APRIL 30, 1996.

================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1996

                                                                                                                           PAGE
PART I. - FINANCIAL INFORMATION.....................................................................................         3

      ITEM 1.   FINANCIAL STATEMENTS:

                CONSOLIDATED CONDENSED BALANCE SHEETS AS OF MARCH 31, 1996 AND DECEMBER 31, 1995....................         3

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                MARCH 31, 1996 AND 1995.............................................................................         4

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                MARCH 31, 1996 AND 1995.............................................................................         5

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS................................................         6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................         7

PART II. - OTHER INFORMATION........................................................................................         8

      ITEM 1.  LEGAL PROCEEDINGS....................................................................................         8

      ITEM 2.  CHANGES IN SECURITIES................................................................................         8

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................         8

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................         8

      ITEM 5.  OTHER INFORMATION....................................................................................         8

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................         8


                         PART 1 - FINANCIAL INFORMATION
                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  MARCH 31, 1996    DECEMBER 31, 1995
                                                                  --------------    -----------------
                                                                    (UNAUDITED)
ASSETS:
  Cash                                                              $  1,868,000      $  2,192,000
  Cash - restricted                                                      534,000           179,000
  Accounts and notes receivable                                        1,900,000         1,980,000
  Real estate held for sale                                           29,914,000        31,919,000
  Other assets                                                         1,235,000         1,381,000
                                                                    ------------      ------------
                                                                    $ 35,451,000      $ 37,651,000
                                                                    ============      ============

LIABILITIES:
  Accounts payable                                                  $  1,386,000      $  1,084,000
  Accrued salaries and commissions                                        97,000           477,000
  Accrued expenses and other liabilities                               1,890,000         2,583,000
  Accrued expenses--related parties                                      167,000            97,000
  Borrowings under lines of credit                                       554,000           775,000
  Note payable--related parties                                               --           250,000
  Mortgage notes payable                                              21,986,000        24,449,000
                                                                    ------------      ------------

         Total Liabilities                                            26,080,000        29,715,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1995 and 1994: none issued                                   --                --
  Common stock, $.01 par value; 20,000,000 shares
     authorized, 1,400,599 shares issued and
     outstanding at March 31, 1996 and
     December 31, 1995,                                                   14,000            14,000
  Additional paid-in capital                                          22,730,000        22,730,000
  Accumulated deficit                                                (13,375,000)      (14,799,000)
  Accumulated translation adjustments                                      2,000            (9,000)
                                                                    ------------      ------------
         Total stockholders' equity                                    9,371,000         7,936,000
                                                                    $ 35,451,000      $ 37,651,000
                                                                    ============      ============




            See notes to consolidated condensed financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      --------------------------------
                                                         1996                 1995
                                                      -----------          -----------
                                                                 (Unaudited)
REVENUES:
  Commissions                                         $ 1,420,000          $ 2,231,000
  Commissions--related parties                                 --               31,000
  Sales of real estate                                  5,977,000            1,655,000
  Other income                                          1,055,000               14,000
                                                      -----------          -----------
                                                        8,452,000            3,931,000
                                                      -----------          -----------

OPERATING EXPENSES:
  Commissions and marketing expenses                      221,000              964,000
  Cost of real estate sold                              4,803,000            1,655,000
  Cost of real estate sold - related parties              167,000                   --
  Compensation and related expenses                       916,000            1,790,000
  General and administrative                              494,000            1,536,000
  Depreciation and amortization                            71,000              202,000
  Interest expense                                        306,000              100,000
                                                      -----------          -----------
                                                        6,978,000            6,247,000
                                                      -----------          -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                          1,474,000           (2,316,000)
  Provision for income taxes                               50,000               20,000
                                                      -----------          -----------

NET INCOME (LOSS)                                     $ 1,424,000          $(2,336,000)
                                                      ===========          ===========

Net income (loss) per common share                    $      1.02                (1.66)
                                                      ===========          ===========

Weighted average common shares outstanding              1,400,599            1,405,593
                                                      ===========          ===========


            See notes to consolidated condensed financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               -----------------------------------
                                                                   1996                   1995
                                                               ------------           ------------
                                                                            (UNAUDITED)

NET CASH PROVIDED  BY (USED) IN OPERATING ACTIVITIES:          $  2,612,000           $   (675,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture, fixtures and equipment                     (9,000)                    --
  Investments in partnerships                                            --               (167,000)
                                                               ------------           ------------

     Net cash used in investing activities                           (9,000)              (167,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                             (4,000)               (32,000)
  Issuance of mortgage notes payable                              7,978,000              2,900,000
  Repayment of mortgage notes payable                           (10,441,000)            (4,326,000)
  Repayment of notes payable                                       (471,000)                    --
                                                               ------------           ------------

     Net cash used in financing activities                       (2,938,000)            (1,458,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              11,000                (93,000)
                                                               ------------           ------------

NET DECREASE IN CASH                                               (324,000)            (2,393,000)
CASH, beginning of period                                         2,192,000              5,599,000
                                                               ------------           ------------
CASH, end of period                                            $  1,868,000           $  3,206,000
                                                               ============           ============



            See notes to consolidated condensed financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

         The above condensed financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the Company) without audit by independent public accountants, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Certain reclassifications have been made to prior year balances to conform to the current year presentation. In addition, earnings per share have been adjusted to give effect to the ten to one reverse stock split, which transpired in November, 1995.

NOTE 2 - MORTGAGE NOTES PAYABLE

         In February, 1996, two mortgage notes in the amounts of $600,000 and $5,436,000 were repaid with the proceeds from a new loan in the amount of $6 million, which matures in 2003 and bears interest at a fixed rate of 7.9%. In addition, during the three months ended March 31, 1996, approximately $4.4 million of mortgage notes were paid down with the proceeds from sales of real estate held for sale. In addition, mortgage notes were increased by approximately $2 million to fund construction improvements to real estate held for sale.

         In March 1996, the Company entered into a new loan agreement which will provide the Company with a $6.0 million credit facility (the "facility") which includes up to $5.0 million in an acquisition facility and up to $1.0 million in a working capital facility. The facility is to be secured by existing real estate owned by the Company and the actual availability under the facility is to be limited based on the equity in such real estate. The Company believes that the availability will be the maximum of $6.0 million. The facility will bear interest at the prime rate plus 1%. The working capital facility will be due in full June 1997 and the acquisition facility will be due 18 months from the date of each advance. As of March 31, 1996, none of the facility was drawn.

NOTE 3 - SUBSEQUENT EVENTS

         Subsequent to March 31, 1996, the Company refinanced a mortgage note payable in the amount of $5,100,000 with a new mortgage note in the amount of $5,880,000, with a fixed interest rate of 8.875%, due in April 2001.

         Also subsequent to the close of the quarter ended March 31, 1996, the Company purchased 57,500 shares of its outstanding stock in two private transactions. One was for $40,000 for 7,500 shares. The other was for $285,000 for 50,000 shares from a former officer of the Company. Both transactions were approved by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenue for the three months ended March 31, 1996 increased 115% compared to the three months ended March 31, 1995 due primarily to increased sales of real estate held for sale, consisting mostly of condominium units in Hawaii and Los Angeles. Commission revenue declined 37% due to reduced auction activity, offset by increased single asset brokerage commissions. Other income includes net rental income and proceeds from investments in notes receivables.

         Operating expenses increased 12% for the quarter ended March 31, 1996 compared to the same period in 1995. The change consisted primarily of a 190% increase in costs of real estate sold, offset by a 49% decline in compensation and related expenses, and a 68% decline in general and administrative expenses. Reduced expenses reflect the reduced cost structure of the Company resulting from the restructuring of operating activities and the sale of subsidiaries that occurred in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash balance of approximately $2.4 million at March 31, 1996, combined with cash generated from operations, will provide funds sufficient to meet its present and reasonably foreseeable obligations. The Company's liquidity has been significantly enhanced by the reduced cost structure resulting from the restructuring of the Company that was implemented in 1995. In addition, the new credit facility discussed in Note 2 includes a $1 million working capital component, none of which was used at March 31, 1996.

         The Company's activities as a principal in real estate transactions requires larger capital resources than has been required by its marketing and brokerage operations. As a result, the Company may periodically need to obtain third party financing for such transactions. The Company has been successful in obtaining such financing as needed and at competitive terms. In addition, the new $5 million acquisition facility discussed in Note 2 has increased the Company's ability to respond to strategic opportunities. None of this acquisition facility was used at March 31, 1996.

                           PART II - OTHER INFORMATION

         Items 1, 2, 3, 4 and 5 are omitted as not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None being filed herewith.

         (b)  Reports on Form 8-K

                  The registrant did not file any Reports on Form 8-K during the quarter ended March 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1996                           KENNEDY-WILSON, INC.
                              --------------------------------------------------
                                                  Registrant




                                         /s/ Freeman A. Lyle
                              --------------------------------------------------
                                             Freeman A. Lyle
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)