Form 10-Q
period 1996-06-30
KENNEDY WILSON INC
filed 1996-08-16
CIK 885720

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 1,268,099 shares outstanding at July 31, 1996.

================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1996



                                                                                                         Page
Part I. - Financial Information.........................................................................    3

      Item 1.   Financial Statements:

                Consolidated Condensed Balance Sheets as of June 30, 1996 and December 31, 1995.........    3

                Consolidated Condensed Statements of Operations for the Three and Six Months Ended
                June 30, 1996 and 1995..................................................................    4

                Consolidated Condensed Statements of Cash Flows for the Three and Six Months Ended
                June 30, 1996 and 1995..................................................................    5

                Notes to Consolidated Condensed Financial Statements....................................    6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....    7

Part II. - Other Information............................................................................    8

      Item 1.  Legal Proceedings........................................................................    8

      Item 2.  Changes in Securities....................................................................    8

      Item 3.  Defaults Upon Senior Securities..........................................................    8

      Item 4.  Submission of Matters to a Vote of Security Holders......................................    8

      Item 5.  Other Information........................................................................    8

      Item 6.  Exhibits and Reports on Form 8-K.........................................................    8

                         PART 1 - FINANCIAL INFORMATION
                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                                 JUNE 30, 1996    DECEMBER 31, 1995
                                                                 -------------    -----------------
ASSETS:
  Cash                                                            $  2,228,000       $  2,192,000
  Cash - restricted                                                    370,000            179,000
  Accounts and notes receivable                                      2,679,000          1,980,000
  Real estate held for sale                                         25,191,000         31,919,000
  Other assets                                                       1,257,000          1,381,000
                                                                  ------------       ------------
                                                                  $ 31,725,000       $ 37,651,000
                                                                  ============       ============

LIABILITIES:
  Accounts payable                                                $    778,000       $  1,084,000
  Accrued salaries and commissions                                      87,000            477,000
  Accrued expenses and other liabilities                             1,959,000          2,583,000
  Accrued expenses--related parties                                       --               97,000
  Borrowings under lines of credit                                   2,037,000            775,000
  Note payable--related parties                                           --              250,000
  Mortgage notes payable                                            17,498,000         24,449,000
                                                                  ------------       ------------

         Total Liabilities                                          22,359,000         29,715,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1996 and 1995: none issued                               --                 --
  Common stock, $.01 par value; 20,000,000 shares
     authorized, 1,268,099 shares and 1,400,599 issued
     and outstanding at June 30, 1996 and December 31, 1995,
     respectively                                                       13,000             14,000
  Additional paid-in capital                                        21,918,000         22,730,000
  Accumulated deficit                                              (12,574,000)       (14,799,000)
  Accumulated translation adjustments                                    9,000             (9,000)
                                                                  ------------       ------------
         Total stockholders' equity                                  9,366,000          7,936,000
                                                                  $ 31,725,000       $ 37,651,000
                                                                  ============       ============

            See notes to consolidated condensed financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited



                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30                          JUNE 30
                                                          -------                          -------
                                                       1996            1995             1996            1995
                                                       ----            ----             ----            ----
REVENUES:
  Commissions                                  $  1,014,000    $  1,522,000     $  2,434,000    $  3,783,000
  Commissions--related parties                         --            49,000             --            50,000
  Sales of real estate                            7,706,000       1,170,000       13,683,000       2,825,000
  Sales of assets and subsidiary                       --         1,926,000             --         1,926,000
  Other                                           1,232,000         440,000        2,287,000         548,000
                                               ------------    ------------     ------------    ------------
                                                  9,952,000       5,107,000       18,404,000       9,132,000

OPERATING EXPENSES:
  Commissions and marketing expenses                188,000         728,000          409,000       1,692,000
  Cost of real estate sold                        6,932,000       1,507,000       11,735,000       3,162,000
  Cost of real estate sold--related parties          44,000            --            211,000            --
  Compensation and related expenses                 912,000       1,701,000        1,828,000       3,491,000
  General and administrative                        682,000       1,486,000        1,176,000       3,022,000
  Depreciation and amortization                      67,000         196,000          138,000         398,000
  Interest expense                                  294,000         385,000          600,000         579,000
  Cost of assets and subsidiary sold                   --           683,000             --           683,000
  Restructuring charge                                 --         6,000,000             --         6,000,000
                                               ------------    ------------     ------------    ------------
                                                  9,119,000      12,686,000       16,097,000      19,097,000
INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES                        833,000      (7,579,000)       2,307,000      (9,895,000)

  Provision for income taxes                         32,000          20,000           82,000          40,000
                                               ------------    ------------     ------------    ------------
INCOME (LOSS)                                  $    801,000    $ (7,599,000)    $  2,225,000    $ (9,935,000)
                                               ============    ============     ============    ============
Net income (loss) per share:                   $       0.60    $      (5.41)    $       1.62    $      (7.07)
                                               ============    ============     ============    ============
Weighted average common shares outstanding        1,339,088       1,404,720        1,369,844       1,404,720
                                               ============    ============     ============    ============

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited




                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                         -----------------------------
                                                             1996             1995
                                                         ------------     ------------
NET CASH PROVIDED  BY (USED) IN OPERATING ACTIVITIES:    $  6,908,000     $(15,918,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture, fixtures and equipment             (135,000)            --
  Proceeds from sales of assets and subsidiary                   --          1,926,000
  Investments in partnerships                                    --           (167,000)
                                                         ------------     ------------

     Net cash used in investing activities                   (135,000)       1,759,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                       (4,000)         (48,000)
  Issuance of mortgage notes payable                       14,770,000       16,763,000
  Repayment of mortgage notes payable                     (21,720,000)      (6,836,000)
  Borrowings under Lines of Credit                          1,837,000          900,000
  Repayment of notes payable                                 (825,000)      (1,238,000)
  Re-purchase of Common Stock                                (813,000)         (62,000)
                                                         ------------     ------------

     Net cash used in financing activities                 (6,755,000)       9,479,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        18,000          (35,000)
                                                         ------------     ------------

NET DECREASE IN CASH                                           36,000       (4,715,000)
CASH, beginning of period                                   2,192,000        5,599,000
                                                         ------------     ------------

CASH, end of period                                      $  2,228,000     $    884,000
                                                         ============     ============

            See notes to consolidated condensed financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

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

         Certain reclassifications have been made to prior year balances to conform to the current year presentation. In addition, earnings per share have been adjusted to give effect to the ten to one reverse stock split, which occurred in November, 1995.

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

         In April, 1996, the Company refinanced a mortgage note payable in the amount of $5,100,000 with a new mortgage note in the amount of $5,880,000, with a fixed interest rate of 8.875%, due in April 2001.

NOTE 3 - STOCKHOLDERS' EQUITY

         During the first six months of the year, the Company purchased 132,500 shares of its outstanding stock in four private transactions. One was for $40,000 for 7,500 shares. The other three transactions totalled $813,000 for 125,000 shares repurchased from two former officers of the Company. All transactions were approved by the Board of Directors.

NOTE 4 - SUBSEQUENT EVENTS

         Subsequent to June 30, 1996, the Company purchased an office building in Santa Monica, California for $2.8 million. The purchase was financed by two mortgage notes totalling $2.3 million (Note A, in the amount of $2.0 million with a variable interest rate of Prime plus 1% due August 1, 2003 and Note B, in the amount of $0.3 million with a variable interest rate of Prime plus 1% due August, 2001).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995.

         Revenue for the three months ended June 30, 1996 increased 95% compared to the three months ended June 30, 1995 due primarily to increased sales of real estate held for sale consisting mostly of condominium units in Hawaii and San Francisco. Commission revenue declined 34% due to reduced auction activity. Other income includes net rental income and proceeds from investments in notes receivable.

         Operating expenses decreased 28% for the quarter ended June 30, 1996 due, in part, to the restructuring charge and the loss on the sale of the Commercial Brokerage Division totalling $6.6 million taken during the same quarter in 1995. Cost of real estate sold increased by 363%, partially offset by a 46% decline in compensation and related expenses, and a 54% decline in general and administrative expenses. Reduced operating expenses reflect the reduced cost structure of the Company resulting from the restructuring of operating activities and the sale of subsidiaries that occurred in 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

         Revenue for the six months ended June 30, 1996 increased 102% compared to the six months ended June 30, 1995 due primarily to increased sales of real estate held for sale, consisting mostly of condominium units in Hawaii, Los Angeles and San Francisco. Commission revenue declined 36% due to reduced auction activity, offset by increased single asset brokerage commissions. Other income includes net rental income and proceeds from investments in notes receivable.

         Operating expenses decreased 16% overall for the six months ended June 30, 1996. The restructuring charge and the loss on the Commercial Brokerage Division in 1995 was partially offset, during the same period in 1996, by a 278% increase in the cost of real estate sold. Compensation and related expenses declined 48% and general and administrative expenses declined 61%. Reduced expenses reflect the reduced cost structure of the Company resulting from the restructuring of operating activities and the sale of subsidiaries that occurred in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash balance of approximately $2.6 million at June 30, 1996, combined with cash generated from operations, will provide funds sufficient to meet its present and reasonably foreseeable obligations. The Company's liquidity has been significantly enhanced by the reduced cost structure resulting from the restructuring of the Company that was implemented in 1995.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None being filed herewith.


         (b)  Reports on Form 8-K

                 The registrant did not file any Reports on Form 8-K during the quarter ended June 30, 1996.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13,1996                         KENNEDY-WILSON, INC.
                              --------------------------------------------------
                                                   Registrant

                                                FREEMAN A. LYLE
                              --------------------------------------------------
                                                Freeman A. Lyle
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial and Accounting Officer)