Form 10-Q
period 1996-09-30
KENNEDY WILSON INC
filed 1996-11-14
CIK 885720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER O-20418

                              KENNEDY-WILSON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                    95-4364537
STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

   530 WILSHIRE BOULEVARD, #101                       90401
   SANTA MONICA, CALIFORNIA                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 314-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               --------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS OF THE PAST 90 DAYS.

                                YES [x]  NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 1,268,099 SHARES OUTSTANDING AT SEPTEMBER 30, 1996.

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              SEPTEMBER  30, 1996




                                                                                                            PAGE
PART I. _ FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     ITEM 1.   FINANCIAL STATEMENTS:

               CONSOLIDATED CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995   . . . .  3

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
               SEPTEMBER 30, 1996 AND 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED
               SEPTEMBER 30, 1996 AND 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . .  6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   . . . .  7

PART II. _ OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 1.  LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 2.  CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 5.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                         PART 1 - FINANCIAL INFORMATION
                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                   SEPTEMBER 30, 1996         DECEMBER 31, 1995
                                                                   ------------------         -----------------
ASSETS:
Current assets:
  Cash                                                                 $3,008,000                $ 2,192,000
  Cash - restricted                                                       513,000                    179,000
  Accounts and notes receivable                                         8,968,000                  1,980,000
  Real estate held for sale - current portion                           3,555,000                 12,558,000
                                                                     ------------               ------------
Total current assets                                                   16,044,000                 16,909,000

   Real estate held for sale                                           22,691,000                 19,361,000
   Other assets                                                         1,730,000                  1,381,000
                                                                     ------------               ------------
Total assets:
                                                                      $40,465,000                $37,651,000
                                                                     ============               ============
LIABILITIES:
Current Liabilities:
  Accounts payable                                                     $  684,000                 $1,084,000
  Accrued salaries and commissions                                        116,000                    477,000
  Accrued expenses and other liabilities                                2,126,000                  2,583,000
  Accrued expenses--related parties                                            --                     97,000
  Borrowings under lines of credit - current portion                    1,029,000                    775,000
  Note payable--related parties                                                --                    250,000
  Mortgage notes payable - current portion                              1,733,000                 21,648,000
                                                                     ------------               ------------
Total Current Liabilities                                               5,688,000                 26,914,000

   Borrowings under lines of credit                                     4,188,000                         --
   Note payable                                                         3,691,000                         --
   Mortgage notes payable                                              16,409,000                  2,801,000
                                                                     ------------               ------------
Total Liabilities                                                      29,976,000                 29,715,000


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1996 and 1995: none issued                                    --                         --
  Common stock, $.01 par value; 20,000,000 shares
     authorized, 1,268,099 shares and 1,400,599 issued
     and outstanding at September 30, 1996 and December 31, 1995,
     respectively                                                          13,000                     14,000
  Additional paid-in capital                                           21,918,000                 22,730,000
  Accumulated deficit                                                 (11,433,000)               (14,799,000)
  Accumulated translation adjustments                                      (9,000)                    (9,000)
                                                                     ------------               ------------
  Total stockholders' equity                                           10,489,000                  7,936,000
                                                                      $40,465,000                $37,651,000
                                                                     ============               ============


           See notes to consolidated condensed financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   Unaudited



                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                         SEPTEMBER 30                             SEPTEMBER 30
                                                  --------------------------                ---------------------------
                                                     1996             1995                      1996             1995
                                                     ----             ----                      ----             ----
REVENUES:
  Commissions                                     $1,086,000       $1,289,000               $3,520,000       $5,072,000
  Commissions--related parties                            --               --                       --           50,000
  Sales of real estate                             3,880,000        6,317,000               17,563,000        9,142,000
  Sales of assets and subsidiary                          --               --                       --        1,926,000
  Other                                            1,165,000          480,000                3,452,000        1,028,000
                                                ------------     ------------             ------------     ------------
                                                   6,131,000        8,086,000               24,535,000       17,218,000
OPERATING EXPENSES:
  Commissions and marketing expenses                 276,000          555,000                  685,000        2,247,000
  Cost of real estate sold                         2,608,000        5,970,000               14,343,000        9,132,000
  Cost of real estate sold--related parties               --           86,000                  211,000           86,000
  Compensation and related expenses                  837,000        1,014,000                2,665,000        4,505,000
  General and administrative                         721,000        1,150,000                1,897,000        4,172,000
  Depreciation and amortization                       68,000           92,000                  206,000          490,000
  Interest expense                                   504,000          450,000                1,104,000        1,029,000
  Cost of assets and subsidiary sold                      --               --                       --          683,000
  Restructuring charge                                    --               --                       --        6,000,000
                                                ------------     ------------             ------------     ------------
                                                   5,014,000        9,317,000                21,111,000       28,344,000

INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES                       1,117,000       (1,231,000)                3,424,000      (11,126,000)
  Provision for income taxes                              --            9,000                    82,000           49,000
                                                ------------     ------------             ------------     ------------

INCOME (LOSS)                                     $1,117,000      $(1,240,000)              $3,342,000     $(11,175,000)
                                                ============     ============             ============     ============



Net income (loss) per share:                           $0.88           $(0.89)                   $2.50           $(7.96)
                                                ============     ============             ============     ============
Weighted average common shares outstanding         1,268,000        1,400,600                1,336,000        1,403,600
                                                ============     ============             ============     ============

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   Unaudited




                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                       ---------------------------------------------
                                                                             1996                         1995
                                                                       --------------              -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                  $    (8,494,000)                 (2,272,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture, fixtures and equipment                             (168,000)                         --
  Proceeds from sales of assets and subsidiary                                     --                   1,926,000
  Purchase of real estate held for sale                                    (8,868,000)                (20,167,000)
  Proceeds from sale of real estate held for sale                          17,563,000                   7,053,000
  Investments in partnerships                                                     --                     (139,000)
                                                                          -----------                 -----------
      Net cash provided by (used in) investing activities                   8,527,000                 (11,327,000)





CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                                       (4,000)                    (57,000)
  Issuance of mortgage notes payable                                       16,768,000                  20,728,000
  Repayment of mortgage notes payable                                     (23,075,000)                (12,004,000)
  Borrowings under lines of credit                                          6,419,000                     694,000
  Repayment of lines of credit                                             (1,977,000)                 (1,638,000)
  Borrowing under note payable                                              4,800,000                     650,000
  Repayment under notes payable                                            (1,359,000)                        --
  Re-purchase of common stock                                                (813,000)                    (62,000)
                                                                          -----------                 -----------

  Net cash provided by (used in) financing activities                         759,000                   8,311,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        24,000                     (69,000)
                                                                          -----------                 -----------

NET INCREASE (DECREASE) IN CASH                                               816,000                  (5,357,000)
CASH, beginning of period                                                   2,192,000                   5,599,000
                                                                          -----------                 -----------

CASH, end of period                                                        $3,008,000                  $  242,000
                                                                          ===========                 ===========





           See notes to consolidated condensed financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

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

         Certain reclassifications have been made to prior year balances to conform to the current year presentation. The current portion of real estate held for sale consists primarily of residential condominium properties, whereas the long term portion includes primarily commercial properties. Earnings per share have been adjusted to give effect to the ten to one reverse stock split, which occurred in November, 1995.

NOTE 2 - ACCOUNTS AND NOTES RECEIVABLE

         In August, 1996, the Company purchased a pool of non-performing notes receivable from the FDIC for $6.3 million, financed by a note payable in the amount of $4.8 million due March 1, 1998 with an initial interest rate of 10%.

NOTE 3 - BORROWING UNDER LINES OF CREDIT

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

         In September 1996, the acquisition facility was increased from $6.0 million to $8.5 million.

NOTE 4 - MORTGAGE NOTES PAYABLE

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

         In August 1996, the Company purchased an office building in Santa Monica, California for $2.8 million. The purchase was financed by two mortgage notes totaling $2.3 million (Note A, in the amount of $2.0 million with a variable interest rate of Libor plus 2% due August 1, 2003 and Note B, in the amount of $0.3 million for capital improvements with a variable interest rate of Libor plus 2% due August, 2001).

         In addition, during the nine months ended September 30, 1996, approximately $6.3 million of mortgage notes were paid down with the proceeds from sales of real estate held for sale.


NOTE 5 - STOCKHOLDERS' EQUITY

         During the first six months of the year, the Company purchased 132,500 shares of its outstanding stock in four unsolicited transactions. One was for $40,000 for 7,500 shares. The other three transactions totaled $773,000 for 125,000 shares purchased from two former officers of the Company. All transactions were approved by the Board of Directors.

NOTE 6 - SUBSEQUENT EVENTS

         Subsequent to September 30, 1996, the Company purchased two office buildings. One building, located in Santa Monica, California was purchased for $4.4 million, and was financed by two mortgage notes totaling $3.9 million, one of which is for capital improvement. Both notes are at Libor plus 2%. The second building located in Pasadena, California was purchased for $5.5 million, and was financed by a mortgage note in the amount of $3.9 million at Libor plus 3.75%.

         Subsequent to September 30, 1996, the Company entered into two joint venture agreements. One is a 25% investment in two office buildings located in downtown Los Angeles, California, with a total value of $28.5 million. The second investment is a 25% interest in a ski resort located in Monarch, Colorado with a total value of $7 million.

         Also subsequent to September 30, 1996, the Company purchased 32,500 shares of its outstanding stock pursuant to unsolicited offers for a total price of $280,324.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

         Revenue for the three months ended September 30, 1996 decreased 24% compared to the three months ended September 30, 1995 due primarily to decreased sales of real estate held for sale for the current three month period. Commission revenue declined 16% due to reduced auction activity.
Other income, which includes net rental income and proceeds from investments in notes receivable increased by 143% due to the aggressive collections of the outstanding notes.

         Operating expenses decreased 46% for the quarter ended September 30, 1996. Cost of real estate sold decreased by 57%, compensation and related expenses declined 17% and general and administrative expenses declined 37%. Reduced operating expenses reflect the reduced cost structure of the Company resulting from the restructuring of operating activities and the sale of subsidiaries that occurred in 1995.

RESULTS OF OPERATIONS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1996.

         Revenue for the nine months ended September 30, 1996 increased 42% compared to the nine months ended September 30, 1995 due primarily to a 92% increase in sales of real estate held for sale, consisting mostly of condominium units and land in Hawaii, Los Angeles, and San Francisco. Commission revenue declined 31% due to reduced auction activity, offset by increased single asset brokerage commissions. Other income includes net rental income and proceeds from investments in notes receivable.

         Operating expenses decreased 26% overall for the nine months ended
September 30, 1996.   Cost of real estate sold increased by 57%.  Compensation
and related expenses  declined by 41% and general and administrative expenses
declined 55%.   Reduced expenses reflect the reduced cost structure of the
Company resulting from the
restructuring of operating activities and the sale of subsidiaries that occurred in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash balance of approximately $3.5 million at September 30, 1996, combined with cash generated from operations, will provide funds sufficient to meet its present and reasonably foreseeable obligations. The Company's liquidity has been significantly enhanced by the reduced cost structure resulting from the restructuring of the Company that was implemented in 1995.

         The Company's activities as a principal in real estate transactions requires larger capital resources than has been required by its marketing and brokerage operations. As a result, the Company may periodically need to obtain third party financing for such transactions. The Company has been successful
in obtaining such financing as needed and at competitive terms.   In addition,
the new $8.5 million acquisition facility discussed in Note 3 has increased the Company's ability to respond to strategic opportunities.

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


Date:  November 13, 1996                   KENNEDY-WILSON, INC.
                             __________________________________________________
                                               Registrant


                             __________________________________________________
                                            Freeman A. Lyle
                             Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)