Form 10-K
period 1996-12-31
KENNEDY WILSON INC
filed 1997-03-31
CIK 885720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]

                 For the fiscal year ended: December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

            For the transition period from __________ to __________.

                        Commission file number: 0-20418

                              KENNEDY-WILSON, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            95-4364537
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

   530 WILSHIRE BOULEVARD, SUITE 101,
        SANTA MONICA, CALIFORNIA                                90401-1422
(Address of principal executive offices)                        (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 314-8400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
      None                                                  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

         Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 28, 1997 based on the closing price reported on The National Market of such stock on such date was approximately $4,000,000.

         Registrant's Common Stock outstanding at March 28, 1997 was 1,146,272 shares.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's proxy statement for its 1997 Annual Meeting of Stockholders, to be held on April 28, 1997, are incorporated by reference into Part III as set forth herein.

                              KENNEDY-WILSON, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K



                                   _________



               CAPTION                                                                                                   PAGE
               -------                                                                                                   ----
Part I
   Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
   Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4
   Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5
   Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .       5
Part II
   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . .       6
   Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . .       8
   Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . .      31
Part III
   Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . .      31
   Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31
   Item 12.    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . .      31
   Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31
Part IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .      32

ITEM 1.  BUSINESS

         GENERAL: Kennedy-Wilson, Inc. (the "Company") was founded in 1977 and incorporated in Delaware in 1992. Operations are principally conducted through its wholly owned operating subsidiaries, Kennedy-Wilson International, a California corporation, and K-W Properties, a California corporation and its wholly owned subsidiaries. The Company's principal executive offices are located at 530 Wilshire Boulevard, Suite 101, Santa Monica, California 90401, and its telephone number is (310) 314-8400.

         The Company provides real estate marketing and brokerage services through its centrally-controlled international marketing network, primarily for financial institutions, developers and government agencies. The Company has offices in the Santa Monica, San Francisco, New York, Tokyo, Hong Kong and Jakarta. Since 1977 the Company has sold over $4 billion of residential, commercial, hotel and resort properties.

         COMMERCIAL BROKERAGE: The Company's commercial business concentrates on single-seller sealed bid sales and private placement sales of commercial properties. The division opened offices in New York and Jakarta in 1996, which in addition to the Company's Tokyo and Hong Kong offices, will provide greater access to the investment communities in Asia and the eastern U.S.

         AUCTION-MARKETING: The auction-marketing method as employed by the Company consists of a broad range of services necessary to complete the sale of properties, including market research and analysis, design and implementation of a specific marketing plan and, a professionally managed auction and closing service. Auction-marketing provides real property owners with an opportunity to sell their holdings on one established auction date, thereby increasing
liquidity and avoiding long-term carrying costs.   In addition to real estate,
the Company has successfully used its auction-marketing methods for selling broadband airwaves, personal property, industrial equipment and notes collateralized by real estate.

         REAL ESTATE ACQUISITIONS: K-W Properties, a wholly owned subsidiary, acquires, renovates and disposes of residential and income producing real estate. These transactions generally arise as an offshoot of the Company's normal marketing business as clients frequently want to sell property quickly and with certainty rather than to take the time for an auction or other marketing program. The Company may, depending on the availability of its capital and assessment of risk, form partnerships with third parties to acquire the residential projects. The holding period for residential projects are generally less than one year, while income properties are typically held over one year.

         NOTE ACQUISITIONS: The Company, through its subsidiary KWP Financial, purchases discounted note receivable portfolios, typically from governmental agencies. The Company then either settles the notes for cash, restructures them to performing status, or initiates foreclosure proceedings on these assets secured by real estate.

         JOINT VENTURES: The Company has in the past entered into, and anticipates that in the future it will continue to enter into, various joint ventures with regard to its real estate marketing services and acquisition activities. Historically in joint ventures, the Company has been responsible for providing its standard real estate marketing services and the Company's joint venture partner has been responsible for identifying properties to be sold, preparing due diligence materials and providing certain sales personnel; See Note 6.

         LICENSING: The Company sold its Australian subsidiary in 1995 to a related party and, as part of such sale, granted a license to the entity to use the Kennedy-Wilson International name in Australia and New Zealand. The Company terminated this agreement in 1996 due to lower than expected profits.

         BACKLOG: At December 31, 1996, commissions subject to completion of sales totaled approximately $459,000, compared to approximately $738,000 at December 31, 1995. Additionally, as of December 31, 1996, the Company had executed marketing agreements on properties having an estimated aggregate gross value of real estate sales of approximately $143 million. This compares to approximately $213 million as of December 31, 1995.

         COMPETITION: The real estate brokerage and auction-marketing industry within which the Company operates is both highly fragmented and highly competitive. The Company faces significant competition and must compete with other auction companies, and conventional residential and commercial real estate brokers. Several of these real estate brokerage companies are significantly larger than the Company, possess greater financial resources and compete with the Company directly in the auction market.

         REGULATION: The Company's real estate marketing operations are subject to various regulations at the Federal, State and local levels as well as the national level in various countries. The Company, through one of its officers, must be licensed as a real estate broker in each state in which the Company operates. State governmental bodies, such as the Department of Real Estate in California, regulate the operations of the Company conducted under its various
real estate brokerage licenses.   Company personnel performing certain
functions in the real estate marketing process must be licensed real estate salespersons and must work under the supervision of the Company's officer/ broker of record. In certain jurisdictions in which the Company operates and as allowed by applicable law, the Company associates with real estate brokers licensed in such jurisdictions. The Company believes that it is in substantial compliance with all material licensing requirements in all states and countries in which licenses are required and in which the Company operates.

         In various states including California, governmental entities license individual auctioneers and administer various regulations governing the activities of auctioneers. The Company believes that it is in substantial compliance with all material licensing requirements in all states in which licenses are required and in which the Company operates.

         INSURANCE: The Company currently maintains errors and omissions, directors' and officers' liability, property, casualty and workers' compensation insurance, with policy limits which the Company believes are adequate. The Company periodically reviews and revises such limits.

         EMPLOYEES: At March 21, 1997, the Company employed approximately 54 full-time and 2 part-time persons compared with 52 full-time and 31 part-time persons at March 21, 1996. None of the Company's employees are represented by a collective bargaining agent.

ITEM 2.  PROPERTIES

         The executive and administrative offices of the Company are located at 530 Wilshire Boulevard, Suite 101, Santa Monica, California, and consist of approximately 9,000 square feet in a four story office building which the Company purchased for investment purposes in April 1995.

         The Company also leases space for its regional and branch offices. These facilities aggregate approximately 6,000 square feet, with an annual aggregate base rental of approximately $227,000. The leases expire within the next five years. The Company believes that it will be able to renew any expiring leases or obtain suitable office space to replace such leased facilities, as necessary, without any material increase in the Company's rental costs. As described in Item 1 hereof, the Company acquires and disposes of income producing property in the ordinary course of its business.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings generally incidental to its business and routine. While the ultimate disposition of these ordinary proceedings is not presently determinable, the Company's management believes that the outcome of these proceedings will not have a material adverse effect on the Company and such proceedings, individually or collectively, are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Certificate of Incorporation was amended to effect a reduction in the number of authorized shares of common stock. This amendment was approved at a Special Meeting of Stockholders held on November 19, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: KWIC. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported in the Nasdaq National Market, adjusted for a one-for-ten reverse stock split effective November 21, 1995:

                                                                                High     Low
                                                                                ----     ---
          1995-
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .    17-1/2   8-3/4
             Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .    12-1/2   7-1/2
             Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .    11-7/8   5
             Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .     8-1/8   5
          1996-
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     6       5
              Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .    10       5-1/8
              Third Quarter . . . . . . . . . . . . . . . . . . . . . . . .     9-3/4   8-1/4
              Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . .    10-3/4   8-1/4
          1997-
              First Quarter (through March 28, 1997)  . . . . . . . . . . .    12       9-3/4


         As of March 28, 1997, there were 89 holders of record and
approximately 1200 beneficial holders of the Company's Common Stock.   Since
the completion of the Company's initial public offering in August 1992, no dividends have been declared by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company as of and for each of the five fiscal years ended December 31, 1996. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------------
                                                                       1996        1995         1994        1993       1992
                                                                       ----        ----         ----        ----       ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . .      $31,967    $ 20,610      $38,647   $25,910      $22,740
Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . .      $28,376    $ 33,752      $37,589   $26,722      $22,320
Income (loss) from operations . . . . . . . . . . . . . . . . . .      $ 3,591    $(13,142)     $ 1,058   $  (812)     $   420
Net income (loss) (pro forma in 1992 )(1) . . . . . . . . . . . .      $ 3,531    $(13,186)     $ 1,010   $  (813)     $   201
Net income (loss) per common share (pro forma in 1992(1)(2))  . .      $  2.69    $  (9.40)     $  0.70   $ (0.60)     $  0.20
Weighted average common shares outstanding (pro forma in 1992
   (2)(3))  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,312       1,403        1,406     1,415        1,208


                                                                                        AS OF DECEMBER 31,
                                                                       ----------------------------------------------------
                                                                       1996        1995         1994        1993       1992
                                                                       ----        ----         ----        ----       ----
                                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      $51,114      $37,651    $37,014     $32,231     $26,870
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .      $40,732      $29,706    $15,995     $11,924     $ 5,607
Total stockholders' equity  . . . . . . . . . . . . . . . . . . .      $10,382      $ 7,945    $21,019     $20,307     $21,263


___________

(1) Statement of Operations data has been adjusted for 1992 to provide for income taxes (assuming a 40% effective combined federal and state tax rate) as if K-W International had not been an S Corporation during a portion of such year.

(2) Adjusted assuming the issuance of the Company's Common Stock in exchange for 100% of K-W International had occurred on January 1, 1992.


(3)      Adjusted for the 10 for 1 reverse stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of  Operations for the Years ended December  31, 1996, 1995 and 1994

         Commissions decreased 10% to $5.9 million in 1996 from $6.5 million in 1995 as a result of a decrease in residential auction-marketing, both in number of auctions and value of properties sold and a decline in commission rates due to competitive pressures. In addition, commissions decreased in 1995 compared to 1994 due to the 1995 disposition of a portion of the Company's Commercial Brokerage Division, including European operations, and the separate sale of the Company's Australian subsidiary. These dispositions are reflective of the Company's decision to narrow its focus and concentrate on its already successful operations in California and Asia. In connection with this determination, during 1996, the Company opened an office in New York to expand its commercial brokerage business and further emphasize single seller sealed bid sales and private placement sales.

          Sales of residential real estate increased 86% in 1996 compared with 1995 as a result of the sale of three condominium projects in 1996 totaling approximately $19.7 million. This compares to sales of residential real estate of $10.6 million in 1995 from the sale of four condominium projects, which represented a decline from the 1994 sale of five projects. Cost of residential real estate sold related to these sales increased 58% to $16.5 million in 1996
compared to $10.5 million in 1995 and $15.1 million in 1994.   In addition,
cost of sales as a percentage of revenue decreased to 84% in 1996 from 99% in 1995 and 92% from 1994.

         Gain on sale of commercial real estate in the amount of $1.5 million for 1996 consists of the sale of one commercial property. In 1994 the Company also sold a commercial property, for a net gain of $3 million. There were no commercial property sales in 1995, See Note 5.

         Gain on restructured notes receivable in the amount of $3.1 million in 1996 reflects the Company's increased expansion in the acquisition and disposition of non-performing and under-performing real estate collateralized note receivable portfolios. The notes are typically purchased at a substantial
discount from government agencies.   See Item 1 and Note 4 for further
discussion.

         Commission and marketing expenses decreased 40% in 1996 to $1.6 million from $2.6 million in 1995, which in turn decreased from $6.1 million in
1994.   In addition, commission and marketing expenses decreased as a percentage of commissions revenue due to the lower costs associated with commercial brokerage compared with auctions.

         Compensation and related expenses decreased by 20% in 1996 from 1995 and 23% in 1995 from 1994 due to the reduced number of employees resulting from the 1995 sale of a portion of the Company's Commercial Brokerage Division and Australian subsidiary.

         General and administrative expense decreased 46% in 1996 compared to 1995 and also decreased 23% in 1995 as compared with 1994 primarily due to the 1995 sale of the Company's Commercial Brokerage Division and Australian subsidiary. Also, in 1995 the Company moved from approximately 25,000 square feet of leased space into approximately 7,000 square feet in a building it owns.

         In 1995, the Company sold a portion of its Commercial Brokerage Division, including European operations, and its Australian subsidiary. As a result, the Company took a non-cash charge of $6,000,000 to reflect costs associated with these actions. See Note 11 for further discussion of the restructuring.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that cash and cash equivalents at December 31, 1996 of $1.9 million, plus expected cash generated from ongoing real estate marketing operations, continued sales of real estate owned, collections from notes receivable, as well as the working capital line of credit, will provide the Company with sufficient resources to fund its present and reasonably foreseeable operations. The Company has not historically required major capital expenditures to support its marketing operations. However, the Company believes that its ability to make advances to its clients' marketing budgets provides a competitive advantage. The Company's liquidity may in the future be adversely affected by lower commission rates, or increased contributions to marketing budgets, caused by competition from other marketing companies. Liquidity could also be adversely affected by the Company's ability to sell real estate it has acquired.

         As discussed in Note 9 and 10, the Company is obligated under various notes payable and mortgages payable, which are secured by notes receivable and
real estate held for sale.   Approximately $1.9 million of notes payable and
$2.1 million of mortgages are due in 1997.   The Company anticipates that these
amounts will be repaid from proceeds from the sale of the related collateral.

         As discussed in Note 18, in February 1997, the Company acquired approximately 89,000 shares of its common stock from a former officer and director. The terms required an initial payment of $200,000 (which has been paid), plus two additional payments of approximately $370,000 each on April 30, 1997 and September 30, 1997. The Company expects to be able to meet these future obligations from cash generated from operations.

         To the extent the Company engages in additional strategic investments, including real estate and note portfolio acquisitions, the Company may need to obtain third party financing which could include bank financing or the public
sale or private placement of debt or equity securities.   The Company has
historically been successful in arranging the required financing for its
investment activities.   The increase in 1996 in its acquisition line of credit
to $8 million, and the bank financing obtained for 1996 acquisitions, supports the Company's belief that it should be able to continue to secure the capital resources necessary to fund its investments. (See Notes 8,9 and 10 of Notes to Consolidated Financial Statements).

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS



                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .     12
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . .     13
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994  . . . .     14
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . .     15
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Kennedy-Wilson, Inc. and Subsidiaries
Santa Monica, California


         We have audited the accompanying consolidated balance sheets of Kennedy-Wilson, Inc. and subsidiaries (the "Company"), as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Los Angeles, California
March 14, 1997

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                  1996                   1995
                                                                              -----------            -----------
ASSETS:
   Cash and cash equivalents                                                  $ 1,901,000            $ 2,192,000
   Cash - restricted                                                              396,000                179,000
   Accounts receivable                                                            994,000              1,745,000
   Notes receivable                                                            13,787,000                235,000
   Real estate held for sale                                                   28,800,000             31,919,000
   Investments in affiliates and partnerships                                   3,803,000                 38,000
   Other assets                                                                 1,433,000              1,343,000
                                                                              -----------            -----------
   TOTAL ASSETS                                                               $51,114,000            $37,651,000
                                                                              ===========            ===========

LIABILITIES:
   Accounts payable                                                           $   893,000            $ 1,084,000
   Accrued expenses and other liabilities                                       2,211,000              3,051,000
   Accrued expense - related parties                                                   -                  97,000
   Notes payable                                                                8,195,000                     -
   Notes payable - related parties                                                     -                 250,000
   Borrowing under lines of credit                                              8,917,000                775,000
   Mortgage notes payable                                                      20,516,000             24,449,000
                                                                              -----------            -----------
      Total liabilities                                                        40,732,000             29,706,000
                                                                              -----------            -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued             -                      -
   Common stock $.01 par value; shares authorized; 2,000,000 in 1996 and 20,000,000 in 1995, issued and outstanding; 1,235,599
   in 1996 and 1,400,599 in 1995                                                   12,000                 14,000

   Additional paid-in capital                                                  21,638,000             22,730,000
   Accumulated deficit                                                        (11,268,000)           (14,799,000)
                                                                              -----------            -----------
      Total stockholders' equity                                               10,382,000              7,945,000
                                                                              -----------            -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $51,114,000            $37,651,000
                                                                              ===========            ===========

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------------------
                                                                          1996                     1995                   1994
                                                                       ----------              ------------            ----------
REVENUES:
   Commissions                                                         $5,873,000                $6,468,000           $15,832,000
   Commissions - related parties                                         -                           89,000               158,000
   Mortgage brokerage fees                                               -                           64,000               564,000
   Sales of residential real estate                                    19,743,000                10,631,000            16,495,000
   Equity in income of partnerships                                       178,000                   138,000             1,393,000
   Gain on sale of commercial real estate                               1,454,000                  -                    2,965,000
   Gain on restructured notes receivable                                3,057,000                   160,000                25,000
   Rental income, net                                                   1,467,000                   642,000              -
   Sales of assets and subsidiary                                        -                        1,926,000              -
   Other income                                                           195,000                   492,000             1,215,000
                                                                       ----------              ------------            ----------
                                                                       31,967,000                20,610,000            38,647,000
                                                                       ----------              ------------            ----------

OPERATING EXPENSES:
   Commissions and marketing expenses                                   1,560,000                 2,617,000             6,073,000
   Auction-marketing expenses, net - related parties                     -                           12,000                53,000
   Cost of residential real estate sold                                16,523,000                10,488,000            15,147,000
   Cost of residential real estate sold - related parties                 209,000                   122,000              -
   Compensation and related expenses                                    4,726,000                 5,883,000             7,648,000
   General and administrative                                           3,126,000                 5,800,000             7,138,000
   Depreciation and amortization                                          268,000                   623,000               895,000
   Interest expense                                                     1,964,000                 1,472,000               635,000
   Cost of assets and subsidiary sold                                    -                          735,000              -
   Restructuring charge                                                  -                        6,000,000              -
                                                                       ----------              ------------            ----------
                                                                       28,376,000                33,752,000            37,589,000
                                                                       ----------              ------------            ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME                               3,591,000               (13,142,000)            1,058,000

PROVISION FOR INCOME TAXES                                                 60,000                    44,000                48,000
                                                                       ----------              ------------            ----------
NET INCOME (LOSS)                                                      $3,531,000              ($13,186,000)           $1,010,000
                                                                       ==========              ============            ==========

Net income (loss) per common share                                          $2.69                    ($9.40)                $0.70
                                                                       ==========              ============            ==========
Weighted average common shares outstanding                              1,312,379                 1,402,858             1,406,279
                                                                       ==========              ============            ==========

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Common Stock                                      Accumulated
                                            -------------------     Additional      Accumulated    Translation
                                              Shares     Amount   Paid in Capital     Deficit      Accumulated      Total
                                            -------------------   ---------------  -------------   -----------   -------------
BALANCE, JANUARY 1, 1994                    1,412,972   $14,000     $23,143,000    $ (2,623,000)    $(227,000)   $ 20,307,000
Foreign currency translation adjustment        -         -              -                              59,000          59,000
Issuance of common stock                        6,233    -              119,000          -             -              119,000
Repurchase of common stock                    (14,106)   -             (476,000)         -             -             (476,000)
Net income                                     -         -              -             1,010,000        -            1,010,000
                                            ----------  -------   ---------------  -------------   -----------   ------------
BALANCE, DECEMBER 31, 1994                  1,405,099    14,000      22,786,000      (1,613,000)      (168,000)    21,019,000
Foreign currency translation adjustment        -          -             -                -             168,000        168,000
Issuance of common stock                          500     -               6,000          -              -               6,000
Repurchase of common stock                     (5,000)    -             (62,000)         -              -             (62,000)
Net loss                                       -          -             -           (13,186,000)        -         (13,186,000)
                                            ----------  -------   ---------------  -------------   -----------   ------------
BALANCE, DECEMBER 31, 1995                  1,400,599    14,000      22,730,000     (14,799,000)        -           7,945,000
Repurchase of common stock                   (165,000)   (2,000)     (1,092,000)         -              -          (1,094,000)
Net income                                     -          -                           3,531,000         -           3,531,000
                                            ----------  -------   ---------------  -------------   -----------   ------------
BALANCE, DECEMBER 31, 1996                  1,235,599   $12,000     $21,638,000    $(11,268,000)    $        0   $ 10,382,000
                                            ==========  =======   ===============  =============   ===========   ============

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                  1996              1995              1994
                                                              ------------     -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  3,531,000     $ (13,186,000)     $ 1,010,000
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                    268,000           623,000          895,000
  Equity in income in partnerships                                (178,000)         (139,000)      (1,393,000)
  Distribution from partnerships                                    20,000         1,293,000        1,441,000
  Gains on sales of real estate                                 (1,454,000)          (20,000)      (2,965,000)
  Gains on sales of assets, subsidiary and partnership               -            (1,543,000)           -
  Restructuring charge                                               -             6,000,000            -
Change in assets and liabilities:
  Cash - restricted                                               (217,000)          718,000        1,834,000
  Accounts receivable - other                                      751,000         3,706,000       (2,099,000)
  Other assets                                                    (720,000)         (560,000)      (1,639,000)
  Accounts payable                                                (191,000)         (335,000)        (993,000)
  Accrued expenses and other liabilities                          (937,000)          222,000         (381,000)
                                                              ------------     -------------      -----------
    Total adjustments                                           (2,658,000)        9,965,000       (5,300,000)
                                                              ------------     -------------      -----------
      Net cash used in operating activities                        873,000        (3,221,000)      (4,290,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                     (197,000)         (160,000)        (184,000)
Dispositions furniture, fixtures and equipment                     559,000            24,000          148,000
Purchases and additions to Real Estate Held for Sale           (21,341,000)      (31,150,000)     (11,506,000)
Proceeds from Sales of Real Estate Held for Sale                25,914,000        10,631,000       11,317,000
Purchases of notes receivable                                  (13,552,000)          235,000            -
Sales of assets, subsidiary and partnership                          -             6,437,000            -
Investment in partnerships                                      (3,607,000)         (139,000)      (4,779,000)
                                                              ------------     -------------      -----------
      Net cash used in investing activities                    (12,224,000)      (14,122,000)      (5,004,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                             -                 6,000          119,000
Repayment of capital lease obligations                               -               (61,000)        (126,000)
Issuance of Mortgage Notes Payable                              26,577,000        28,879,000       10,013,000
Repayment of Mortgage Notes Payable                            (30,510,000)      (12,040,000)      (8,403,000)
Borrowings under Lines of Credit                                15,345,000             -                -
Repayment of Lines of Credit                                    (7,453,000)            -                -
Borrowings under Notes Payable                                  10,128,000         1,925,000        4,961,000
Repayment of Notes Payable                                      (1,933,000)       (4,861,000)      (1,000,000)
Repurchase of Common Stock                                      (1,094,000)          (62,000)        (476,000)
                                                              ------------     -------------      -----------
      Net cash provided by (used in) financing activities       11,060,000        13,786,000        5,088,000
                                                              ------------     -------------      -----------
Effect of Exchange Rate Changes on Cash                              -               150,000           59,000
                                                              ------------     -------------      -----------
Net increase (decrease) in cash                                   (291,000)       (3,407,000)      (4,147,000)
Cash, beginning of period                                        2,192,000         5,599,000        9,746,000
                                                              ------------     -------------      -----------
Cash, end of period                                           $  1,901,000     $   2,192,000      $ 5,599,000
                                                              ============     =============      ===========

                See notes to consolidated financial statements.

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                                    Year Ending December 31,
                                                                         -------------------------------------------
                                                                            1996               1995           1994
                                                                         ----------         ----------      --------
CASH PAID DURING THE YEAR FOR:

       Interest, net of capitalized interest of $57,000 in 1996,
            $606,000 in 1995 and $549,000 in 1994,
            respectively..............................................   $2,113,000         $1,373,000      $626,000
       Income taxes...................................................   $   34,000         $   33,000      $ 43,000


                  See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

         Kennedy-Wilson, Inc. is a Delaware corporation which was incorporated in 1992. Kennedy-Wilson, Inc. and its wholly owned subsidiaries (the "Company") provide real estate marketing services throughout the United States, and Asia, primarily to financial institutions, developers and government agencies. The Company also acquires, renovates and resells residential and commercial real estate; invests in non-performing note receivable portfolios; and invests in various real estate partnerships.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and partnerships in which the Company
has a controlling interest.   For foreign operations, assets and liabilities
are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. All significant intercompany transactions have been eliminated.

Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Investment in Partnerships

         The Company accounts for investments in partnerships with a non-controlling interest of 50% or less under the equity method.

Revenue Recognition

         Commissions are generally recognized when all services to be provided by the Company have been performed and title to real property has passed from the seller to the buyer. Residential real estate sales revenue and gains on sale of commercial property are recognized at the close of escrow. Gains on notes receivable are recognized ratably upon receipt of cash or a restructured note including a significant cash component.

Net Income (Loss) Per Common Share

         Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

         The weighted average number of common shares used to compute net income
(loss) per share (restated for the 10 for 1 reverse stock split) was 1,312,379, 1,402,858, and 1,406,279 for the years ended December 31, 1996, 1995 and 1994, respectively.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


Cash and Cash Equivalents

         Cash consists of cash and all highly liquid investments purchased with maturities of three months or less.

Long Lived Assets

         During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. The adoption did not have a material effect on the Company's financial statements.

Fair Value of Financial Instruments:

         Cash, Accounts Receivable and Accounts Payable - The carrying amounts approximate fair value because of the short maturities of these instruments.

         Bank Line of Credit - The carrying amounts approximate fair value because of the short maturity and because the interest varies with the prime rate. See Note 8.

         Notes Receivable and Notes Payable - The carrying amounts approximate fair value because of the short term nature of these instruments. See Notes 4 and 9.

Concentration of Credit Risk

         Financial instruments that subject the Company to credit risk consist primarily of accounts and notes receivable, and cash and cash equivalents. Credit risk is generally diversified due to the large number of entities composing the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers. Cash and cash equivalents are invested in insured financial institutions. However, certain accounts contain balances in excess of the insured limits.

Reclassifications

         Certain reclassifications have been made to the 1995 and 1994 balances to conform with the 1996 presentation.

NOTE 2 - CASH - RESTRICTED

         Restricted cash as of December 31, 1996 and 1995 of $396,000 and $179,000, respectively, consists of funds received from clients in connection with marketing contracts. Such funds are held in separate trust accounts at financial institutions, and are restricted for the purposes of satisfying expenses incurred in connection with each marketing contract.

NOTE 3 - ACCOUNTS RECEIVABLE

         Included in accounts receivable are marketing advances. Certain marketing advances are collateralized by security interests in the real estate marketed by the Company.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 - NOTES RECEIVABLE

         The notes receivable balance was $13.8 million at December 31, 1996 and $235,000 at December 31, 1995. Notes receivable consists primarily of non-performing loan portfolios acquired from government agencies. The notes are typically secured by real estate, UCC-1 filings, or are guaranteed by the borrowers.

         During 1996, the Company purchased four portfolios of non-performing loans for approximately $13.5 million. The Company secured cash settlements in the amount of approximately $3.7 million, and restructured notes receivable in the amount of $1.9 million.

         Gains are recognized when notes receivable are settled for cash, or are restructured to performing status along with a substantial cash payment by the borrowers. In 1996, the Company recognized a gain on notes receivable transactions of approximately $3.1 million, compared to $160,000 in 1995.

NOTE 5 - REAL ESTATE HELD FOR SALE

         Real estate held for sale is comprised of commercial and residential properties stated at cost plus additional capital improvements less accumulated depreciation and amortization of $588,000 and $412,000 at December 31, 1996 and 1995 respectively.

         Real estate held for sale includes the following:

                                                                                           DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1996             1995
                                                                                    -----------      -----------
Commercial properties:
----------------------
   530 Wilshire Blvd., Santa Monica, California - 47,000 square foot office
       building...................................................................   $7,853,000       $7,902,000
   10301 Pico, Los Angeles, California - 50,000 square foot office
       building...................................................................    4,112,000       4,208,000
   2730 Wilshire Blvd., Santa Monica, California - 56,000 square foot office
       building and 16 apartment units............................................      -              7,251,000
   1131 Wilshire Blvd., Santa Monica, California - 20,000 square foot office
       building...................................................................    2,873,000          -
   1304 15th St. Santa Monica, California - 37,000 square foot office building....    4,437,000          -
   150 E. Colorado, Pasadena, California - 61,000 square foot office building.....    5,808,000          -
                                                                                    -----------      -----------
                                                                                     25,083,000       19,361,000
Residential properties:
-----------------------
   Vista Waikoloa, Waikoloa, HI - 7 and 40 condominium remaining at December 31,
       1996 and 1995, respectively................................................    1,494,000        7,328,000
   Villa Del Este, Corona Del Mar, California - 14 condominium units..............    2,223,000          -
   Westborough Court, San Francisco, California - 42 condominium units
       and 95 lots................................................................      -              3,291,000
   Kiowa Gardens, Brentwood, California - 9 condominium units.....................      -              1,773,000
   Cathedral Hill Vistas, San Francisco, California - 1 condominium unit..........      -                166,000
                                                                                    -----------      -----------
                                                                                      3,717,000       12,558,000
                                                                                    -----------      -----------
                                                                                    $28,800,000      $31,919,000
                                                                                    ===========      ===========

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         All real estate held for sale at December 31, 1996, except for Vista Waikoloa, are collaterized by certain mortgage loans (See Note 10 - Mortgage notes payable). Commercial buildings and improvements are depreciated on the straight line method over the estimated useful lives as follows:

                Building - 39 years
                Tenant Improvement - shorter of lease term or useful life ranging from 2 to 5 years

Depreciation expense was $535,000, $412,000 and $433,000, for 1996, 1995 and
1994, respectively.   These amounts are included in the Statement of Operations
in Rental Income, Net.

         Gain on the sale of commercial property is recognized upon the transfer of title and is included in the Company's revenues, net of the related cost basis.

         Sales of residential properties are also recognized upon the transfer of title. The net sales price of residential properties is included in revenue, and the related cost is included in cost of residential real estate sold.

NOTE 6 - INVESTMENTS IN AFFILIATES AND PARTNERSHIPS

Investments in affiliates and partnerships consists primarily of the following:

     In December 1996 the Company acquired a 50% interest in a joint venture ("Hilltop Colony, LLC") that owns a 114 unit condominium project in Los Angeles for $600,000. The total investment at December 31, 1996 was $667,000, and is accounted for under the equity method.

     In November 1996 the Company acquired a 25% interest in a joint venture ("Downtown Properties, LLC") with a related party, that owns two commercial properties with approximately 515,000 square feet of rental space, located in downtown Los Angeles for $2,570,000. The total investment at December 31, 1996 was $2,679,000, and is accounted for under the equity method.

     Summarized financial data of the joint venture is as follows:

                                                                  DECEMBER 31,
                                                                      1996
                                                                  ------------
            BALANCE SHEET
                 Assets:
                 Cash and cash equivalents                        $    463,000
                 Receivable                                             32,000
                 Real Estate                                        28,748,000
                                                                  ------------
                                 Total assets                     $ 29,243,000
                                                                  ============
                 Liabilities and Partner's Capital
                 Accounts payable and accrued liabilities              173,000
                 Mortgage payable                                   18,354,000
                                                                  ------------
                                 Total liabilities                  18,527,000
                 Partners' capital
                     Kennedy Wilson                                  2,679,000
                     Other partners                                  8,037,000
                 Total partners' capital                            10,716,000
                                                                  ------------
                                 Total liabilities and capital    $ 29,243,000
                                                                  ============

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       Year Ended
STATEMENT OF OPERATIONS                            December 31, 1996
                                                   -----------------
     Revenues                                      $       1,013,000
     Expenses                                                564,000
                                                   -----------------
     Net Income                                    $         449,000
                                                   =================
             Net Income Allocation:
              Kennedy Wilson                                 112,000
              Other partners                                 337,000
                                                   -----------------
                                                   $         449,000
                                                   =================


     In November 1996 the Company also acquired a 25% interest in a joint venture ("Ski Monarch, LLC") with a related party, that owns a ski resort and hotel located near Crested Butte, Colorado for $440,000. The total investment at December 31, 1996 was $454,000, and is accounted for under the equity method.

       In addition, the Company had various interests in other joint ventures of approximately $3,000 and $38,000 at December 31,1996 and 1995, respectively, which are accounted for under the equity method.

       In 1995, the Company sold its 50% general partnership interest in Realty Holdings of America for an aggregate sales price of $4,575,000. The Company's basis in the partnership was approximately $4,200,000 and after costs associated with the sale the Company recognized a gain of approximately $350,000.

NOTE 7 - OTHER ASSETS

       Other assets consist of the following:

                                                                    DECEMBER 31
                                                                    -----------
                                                              1996               1995
                                                            ----------      -----------
Office furniture and equipment...........................   $  917,000       $1,096,000
Leasehold improvements...................................      176,000          262,000
Equipment under capital leases...........................         -              98,000
                                                            ----------      -----------
                                                             1,093,000        1,456,000
Less accumulated depreciation and amortization,
  (including $94,000 of accumulated depreciation
  on equipment under capitalized leases at
  December 31, 1995).....................................     (735,000)        (928,000)
Prepaid Insurance, Taxes & Commissions...................      353,000          242,000
Loan Fees................................................      226,000             -
Deposits.................................................      179,000          201,000
Acquisition  & Organization Costs........................      117,000           81,000
Other....................................................      200,000          291,000
                                                            ----------      -----------
                                                            $1,433,000      $ 1,343,000
                                                            ==========      ===========

Furniture, fixtures and equipment are depreciated over a 5 year useful life, on the straight line method.

Capitalized costs, which include acquisition and organization cost, loan fees and deferred expenses are being amortized over a period of between 12 and 18 months.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 8 - BORROWINGS UNDER LINES OF CREDIT

         In 1996, the Company entered into a loan agreement that provides the Company with a $10.0 million credit facility (the "facility") which includes up to $8.0 million in an acquisition facility and $2.0 million in an unsecured working capital facility. The acquisition facility is secured by existing real estate owned by the Company and the actual availability under the facility is limited based on the equity in such real estate. Proceeds from the sale of such secured real estate are used to pay down the acquisition facility. The outstanding balance at December 31, 1996 was approximately $8.5 million, of which $7.5 million was for the acquisition facility and $1 million was for the working capital facility. The facilities bear interest at the prime rate plus 1%, which was 9.25% at December 31, 1996. The working capital facility will be due in full in June 1997 and the acquisition facility will be due in full in 18 months from the date of each advance. Approximately, 2.7 million will be paid in 1997 and 5.8 million in 1998.

         The Company had a revolving line of credit of $4 million with a bank which had a balance of $3,961,00 at December 31, 1994 and which expired and was paid in full in 1995.

         The Company's Japanese subsidiary has unsecured lines of credit aggregating approximately $500,000 under which $419,000 in borrowings were outstanding at December 31, 1996. These borrowings bear interest at rates from 1.9% to 2.6% per annum.

NOTE 9 - NOTES PAYABLE

       Notes payable were incurred primarily in connection with the acquisition of notes receivable, (see Note 4), and included the following:

                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                          1996          1995
                                                                                      -------------  ----------
 Note payable, 10% fixed interest payable monthly, due in full March 1,
      1998, secured by notes receivable of $3,857,000..........................      $    2,867,000         -
 Note payable, variable interest based on the Prime Rate plus 2%, payable monthly, 10.25% at December 31, 1996, due in full December 31, 1997,
      secured by notes receivable of $1,917,000................................           1,330,000
 Note payable, variable interest based on LIBOR plus 4.25%, payable monthly, 9.78% at December 31, 1996, due in full May 25, 1998,
      secured by notes receivable of $5,016,000................................           3,998,000         -
                                                                                      -------------  ----------
                                                                                      $   8,195,000   $     0
                                                                                      =============  ==========

         Principal is paid down monthly based on a percentage of cash collections on the note receivable. The percentage of cash flow paid out ranges from 88% to 90%. Principal balances are estimated to be paid in full during 1997.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 10 - MORTGAGE NOTES PAYABLE
          Mortgage notes payable include the following

                                                               DECEMBER 31,
                                                        -------------------------
                                                            1996         1995
                                                        -----------   -----------
Commercial properties:
  Mortgage note payable, 7.9% fixed interest,
    principal and interest payable monthly due
    February 1, 2003, collateralized by
    530 Wilshire Blvd................................   $ 5,924,000   $        --
  Mortgage note payable, variable interest based
    on the Prime Rate plus 2%, 10.5% at December 31,
    1995, principal and interest payable monthly,
    due February 5, 1996, collateralized by
    530 Wilshire Blvd ...............................            --     5,387,000
  Mortgage note payable, variable interest based
    on the weekly average of secondary market
    interest rate on 6-month CD rounded upwards
    to the nearest one-eighth of one percentage
    point (0.125%), 8.1% at December 31, 1996
    and 8.375% at December 31, 1995, due April 1,
    2003, collateralized by 10301 Pico Blvd...........    2,798,000     2,863,000
  Mortgage note payable, variable interest based on
    Prime Rate plus 1.5%, 10% at December 31, 1995
    December 31, 1995, paid January 22, 1996,
    collateralized by 10301 Pico Blvd.................           --       600,000
  Mortgage note payable, 10.25% fixed rate, interest
    payable monthly, due April 30, 1996,
    collateralized by 2730 Wilshire Blvd..............           --     5,100,000
  Mortgage note payable, variable interest based on
    LIBOR, 7.7% at December 31, 1996, principal and
    interest payable monthly, due August 1, 2001,
    collateralized by 1131 Wilshire Blvd..............    2,009,000            --
  Mortgage note payable, variable interest based
    on LIBOR, 7.7% at December 31, 1996, principal
    and interest payable monthly, due September 1,
    2003, collateralized by 1304 15th Street..........    3,133,000            --
  Mortgage note payable, variable interest based on
    LIBOR plus 4%, 9.5% at December 31, 1996 principal
    and interest payable monthly, due October 31,
    1999, collateralized by equity in Plaza Centre
    Group Inc........................................     1,125,000            --
  Mortgage note payable, variable interest based on
    LIBOR plus 3.75%, 9.4% at December 31, 1996,
    principal and interest payable monthly, due
    December 1, 2001, collateralized by
    150 E. Colorado .................................     3,850,000            --
                                                        -----------   -----------
                                                         18,839,000    13,950,000
Residential properties:
  Mortgage note payable, variable interest based on
    Prime Rate plus 1.5%, 10% at December 31, 1995
    interest added to balance monthly, principal
    payments of $116 to $154 per square foot as real
    estate collateral (condominium units) are sold,
    due December 22, 1996, collateralized by
    Vista Waikoloa...................................            --     6,222,000
  Mortgage note payable, variable interest based on
    Prime Rate plus 1.5%, interest payable monthly,
    10% at December 31, 1996, due September 15, 1997,
    collateralized by Villa Del Este..................    1,677,000            --
  Mortgage note payable, variable interest based on
    Prime Rate plus 1.55%, 10% at December 31, 1995
    interest added to balance monthly, principal
    payments equal to 95% of the net proceeds as
    real estate collateral (condominium units) are
    sold, due September 21, 1996, collateralized
    by Westborough Court.............................            --     2,253,000
  Mortgage note payable, variable interest based on
    LIBOR plus 4%, 9.66% at December 31, 1995
    interest added to balance monthly, principal
    payments equal to the net proceeds as real estate
    collateral (condominium units and lots) are sold,
    due September 21, 1996, with a 50% profit
    participation from sales of condominium units,
    collateralized by Westborough Court...............           --       770,000
  Mortgage note payable, variable interest based on
    Prime Rate plus 2%, 10.5% at December 31 1995
    interest added to balance monthly, principal
    payments equal to 85% of the gross sale price as
    real estate collateral (condominium units) are
    sold, due May 1, 1996, collateralized
    by Kiowa Gardens..................................           --     1,254,000
                                                        -----------   -----------
                                                          1,677,000    10,499,000
                                                        $20,516,000   $24,449,000
                                                        ===========   ===========

        All of the mortgage notes payable are secured by deeds of trust on the respective real estate properties (See Note 5 - Real Estate Held for Sale). Aggregate maturities of mortgage notes payable through 2001 are:
1997-$2,137,000, 1998-$587,000, 1999-$922,000, 2000-$321,000, 2001-$5,836,000
and $10,714,000 thereafter.

Note 11 -  Restructuring Program and Sale of Assets

              Net loss for the year ended December 31, 1995 includes charges relating to a restructuring program designed to redirect the Company's resources and improve operating profitability. Included in the Consolidated Statements of Operations for the year ended December 31, 1995 are restructuring charges of $6.0 million, primarily related to the write off of goodwill and certain assets, as well as the accrual of certain lease termination costs.

             In 1995, the Company sold the operations and certain assets of its Commercial Brokerage Division to The Greenwich Group, L.L.C. ("TGG"), a Company formed by the senior managers of such Division, in exchange for approximately $1.9 million and $100,000 option which the Company exercised during 1996. TGG, and its subsidiaries, acquired the Division's fixed assets in the Company's New York, Chicago, Washington, European and Santa Monica offices. In addition, TGG acquired existing marketing agreements for certain commercial and hotel property sales which the Company was marketing. The Company's lease obligations for the New York, Chicago, Washington, London and other European offices as well as for certain equipment were assigned to TGG in connection with this transaction. The sale proceeds have been included as "Sale of assets and subsidiary" and the net book value of the assets sold of $753,000 included as "Cost of assets and subsidiary sold" in the Consolidated Statement of Operations.

               Also in 1995, the Company sold the stock of its Australian subsidiary to the senior managers of that entity in exchange for $31,000, forgiveness by the Australian subsidiary of all intercompany receivable from the Company (approximately $20,000) and the assurance that all liabilities of the subsidiary would be paid by the subsidiary. The sale proceeds of approximately $51,000 have been included as "Sales of Assets and Subsidiary" and the net book value of the assets sold of $(18,000) as "Costs of Assets and Subsidiary Sold" in the Consolidated Statement of Operations.

Note 12 - Related Party Transactions

         During 1996, 1995 and 1994, the Company's auction-marketing division conducted marketing programs for certain non-consolidated partnerships managed by K-W Properties, a wholly owned subsidiary of the Company.

         The Company paid the spouse of one of its officers/major stockholders fees of $16,000, $52,000, and $64,000 for 1996, 1995, and 1994, respectively, for performing certain graphic design services in connection with the printing of sales catalogues and brochures by the Company.

         In 1996, the Company entered into two joint ventures with related parties, who are affiliated with Goodwin Gaw, one of the Company's Managing Directors, a member of the Board of Directors, and a significant stockholder, See Note 6.

         In 1996, the firm of Kulik, Gottesman & Mouton was paid a total of $277,000 in attorney fees. In addition, Kent Mouton, a partner in the firm and a member of the Company's Board of Directors, was paid a total of $25,000 in director's fees for 1996.

         In 1995, the Company borrowed $250,000 from William J. McMorrow and Lewis A. Halpert, current officers and directors and Kenneth V. Stevens a former officer and director. Proceeds from such loan were used to purchase Kiowa Gardens, a 9 unit condominium project in Brentwood, California for $2
million.   The Company also invested $250,000 in equity.   The note payable
required the Company to pay a participation of up to 50% of the project's profits and the related third party loan fees and costs. This note payable was repaid in 1996 from excess proceeds from sales of condominium units after the required payments on the construction loan. The Company believes that the terms of this loan were equal to or better than terms that would have been available to the Company through an independent third party. This borrowing was reviewed and approved by disinterested members of the Company's Board of Directors. During 1996, the Company accrued a profit participation of $209,000 which was paid.

         In 1995, the Company borrowed $400,000 from William J. McMorrow, Lewis
A. Halpert, Richard Mandel, current officers and directors, William R. Stevenson and Kenneth V. Stevens, former officers and directors (the "Principals"). Proceeds from such loan were used to purchase Cathedral Hill Vistas, a 20 unit condominium project in San Francisco, California for $2.6 million. The note payable required the Company to pay a participation of up to 25% of the project's profits and the interest at the Principals' cost of funds
plus 2%, as well as the related third party loan fees and costs.   A profit
participation of $122,000 was recorded as cost of real estate sold-related parties during 1995.

         The principal amount of this note payable was repaid in 1995, from proceeds from sales of condominium units after the construction loan was paid in full. The Company believes that the terms of this loan were equal to or better than terms that would have been available to the Company through an independent third party. This borrowing was reviewed and approved by disinterested members of the Company's Board of Directors. During 1995, the Company paid and capitalized loan fees and interest totaling $69,000 and accrued a profit participation of $122,000, of which $25,000 was paid in 1995 and the remaining balance in 1996.

         During 1995, a director received a $12,500 consulting fee from the Company for services performed in connection with evaluating various entity structures suitable for the Company's income property investments.

         During 1994, one of the Company's directors received a $10,000 consulting fee from the Company for services performed in connection with the Company's acquisition of a 10% interest in a mortgage company.

NOTE 13 - INCOME TAXES

        The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities are as follows:


                                                 DECEMBER 31, 1996         DECEMBER 31, 1995
                                                DEFERRED INCOME TAX        DEFERRED INCOME TAX
                                            -----------   -----------   -----------   -----------
                                                Assets     Liabilities      Assets     Liabilities
Prepaid expenses                            $        --   $  (100,000)  $        --   $  (266,000)
Accrued reserves                                490,000            --       592,000            --
State taxes                                      20,000            --            --            --
Deferred auction marketing expenses              42,000            --        51,000            --
Deferred Gain on Sale of Asset                       --      (691,000)           --    (1,200,000)
Depreciation                                    612,000            --            --            --
Charitable contribution carryover                31,000            --            --            --
Federal net operating loss carryover          3,035,000            --     2,206,000            --
State net operating loss carryover              480,000            --            --            --
Overseas operating loss carryover                    --            --       442,000            --
                                            -----------   -----------   -----------   -----------
Sub-total                                     4,710,000      (791,000)    3,291,000    (1,466,000)
                                            -----------   -----------   -----------   -----------
Valuation allowance                          (3,919,000)           --    (1,825,000)           --
Total                                       $   791,000   $  (791,000)  $ 1,466,000   $(1,466,000)
                                            ===========   ===========   ===========   ===========

The provisions for income taxes consists of the following:


                                 YEAR ENDED DECEMBER 31,
                         -------------------------------------
                           1996           1995           1994
                         -------        -------        -------
Current:
    Federal                   --             --
    State                $60,000        $44,000        $48,000
                         -------        -------        -------
                          60,000         44,000         48,000
Deferred                      --             --             --
                         -------        -------        -------
Total provision          $60,000        $44,000        $48,000
                         =======        =======        =======

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:


                                                                Year Ended December 31,
                                                        -----------   -----------  -----------
                                                           1996          1995          1994
                                                        -----------   -----------  -----------
Tax computed at statutory rate                          $ 1,200,000   $        --  $   340,000
State income tax, net of federal income tax benefit          40,000        44,000       48,000
Loss on disposition of foreign subsidiary                (1,189,000)           --           --
Utilization of net operating loss carry forward                  --            --     (340,000)
Permanent adjustments                                        47,000            --           --
Valuation allowance                                         (38,000)           --           --
                                                        -----------   -----------  -----------

Provision for income taxes                              $    60,000   $    44,000  $    48,000
                                                        ===========   ===========  ===========


        As of December 31, 1996, the Company had federal net operating loss carryover of approximately $8,924,000 and state net operating loss carryover of approximately $4,746,000. The federal net operating loss carryover expires in 2009 through 2011, and the state net operating loss carryover expires in three to five years.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

 Lease Commitments

      Minimum rental commitments, net of sublease income, as of December 31, 1996 under the non-cancelable operating leases are as follows:

YEAR ENDING                              Net Operating
DECEMBER 31,                                Leases
                                          ----------
1997 ................................     $  624,000
1998 ................................        504,000
1999 ................................        442,000
2000 ................................        432,000
2001 ................................        432,000
Thereafter ..........................         31,000
                                          ----------

    Minimum lease payments ..........     $2,465,000
                                          ==========



         Approximately $431,000 is due the Company in years 1997 through 2001 under sublease agreements.

         Rental expense amounted to $300,000, $800,000 and $1.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Rental expense will increase by $252,000 per year as a result of the lease executed pursuant to the sale of the 530 Wilshire property in March 1997. See Note 18.

Employment Agreements

         The Company has entered into employment agreements with its principal officers which provide for annual base compensation in the aggregate amount of $925,000 and expire at various dates through December 1998. The employment agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives.

         The Company also has employment agreements with various other non-officer employees which provide for minimum annual compensation of $614,000 in total, and expiring at various dates through December 1998.

Litigation

         The Company is currently a defendant in certain routine litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

Note 15 - Stock Option Plans and Warrants

         The Company currently has three option plans: the 1992 Incentive Stock Plans ("Plan A"), the 1992 Nonstatutory Stock Plan ("Plan B"), and the 1992
Non-Employee Director Stock Option Plan ("Plan C").   In  May 1992, the
Company authorized 140,000 shares of stock under these plans.   Plan A permits
the granting of options to employees and directors, Plan B permits the granting of options to employees, directors and consultants, and Plan C permits the
granting of options to non-employee directors.   Plan B is inactive and has no
options granted. Under Plan A, options are granted for common stock at the fair market value at the time the options were granted. Under Plan C, each director, upon being elected to the Board of Directors, shall automatically be granted the option to purchase 2,500 shares at the fair market value at the date of grant. In addition, the director shall be granted the option to purchase an additional 100 shares at the fair market value, upon being re-elected. Vesting for Plan A is determined by a Committee of the Board of Directors of the Company (the " Committee") appointed by the Board of Directors. Options under Plan C become exercisable on the first anniversary of the date of the initial grant, but only if the recipient continues to serve
as a director for at least one year from the date of the initial grant.   The
options under Plan A may be exercised for a period of up to five years from the grant date. Under Plan C, each option expires on the earlier of the tenth anniversary of the date of grant or ninety days after the date the individual ceases to be a director of the Company, whichever comes firsts.

         Details of activity under the plans for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                       Outstanding              Exercise Price
  Stock Options                          Options                   Per Share
  -------------                        -----------             ----------------
  Balance, January 1, 1994                96,040               $ 70.00 - $ 5.00
  Granted                                 19,500               $ 35.00 - $16.25
  Forfeited                              (18,880)              $ 70.00 - $38.75
                                         -------
  Balance, December 31, 1994              96,660               $ 70.00 - $ 5.00


  Granted                                 12,700               $  8.13 - $ 5.00
  Forfeited                              (79,030)              $ 70.00 - $18.75
                                         -------
  Balance, December 31, 1995              30,330               $ 70.00 - $ 5.00

  Granted                                 30,100               $  8.38 - $ 5.13
  Forfeited                               (5,340)              $ 70.00
                                         -------
  Balance, December 31, 1996              55,090               $ 70.00 - $ 5.00
                                         =======

         Weighted Average Remaining                Range of Exercise
         --------------------------                -----------------
              Contractual Life                            Price
              ----------------                            -----
                      4                               $ 5.00 - $ 5.75
                      5                               $ 8.38 - $ 9.25
                      3                               $16.25 - $70.00

         The fair value of the stock options granted during 1996 was $74,348. The fair value of each stock grant is estimated using the Black-Scholes option pricing model with the following assumptions: using the yield on a 5 year treasury note as the risk-free interest rate; no dividend yield; expected life of five years; and using historical cost for the volatility. The total number of stock option shares exercisable at December 31, 1996 was 12,239.

         The Company accounts for the plans in accordance with Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized for the stock option awards. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, the effect on the Company's net income and earnings per share would have been immaterial.

Note 16 - Reverse Stock Split

         In 1995, at a Special Meeting of the Stockholders, an amendment to the Company's Certificate of Incorporation effecting a one-for-ten reverse stock split (the "Reverse Split") was approved. Effective upon such amendment, each outstanding share automatically became one-tenth of a share. In 1996 the number of authorized shares was also reduced by a one-for-ten ratio through an amendment to the Company's Certificate of Incorporation. All historical share and per share amounts have been retroactively restated to reflect the Reverse Split.

Note 17 - Employee Profit Sharing Plan

         The Company maintains a profit sharing plan covering all full time employees over the age of 21, who have completed three months of service prior to January 1 and July 1 of each year. Contributions to the profit sharing plan are made solely at the discretion of the Company's Board of Directors. No contributions were made for the years ended December 31, 1996, 1995 and 1994.

         In addition, the Company has a qualified profit sharing plan under provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 10% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize the Company to make discretionary contributions. During 1996 and 1995 the Company made matching contributions of $19,000 and $24,000, respectively to this plan. The Company made no contributions in 1994.

Note 18 - Subsequent Events

         In January 1997, the Company purchased a 20,000 square feet office building in Santa Ana, California for $1.3 million. The purchase was financed in part by a mortgage in the amount of $1.2 million.

         In February 1997, the Company acquired approximately 89,000 shares of its common stock from a former officer and director in a private transaction
for approximately $940,000.   Per the terms of the agreement, an initial
payment of $200,000 was made on February 28, 1997, (the "Closing Date") with additional payments of $370,000 due on April 30, 1997 and July 30, 1997. If payments are not made on the designated dates, interest shall accrue from the
Closing Date, at a rate of 10% per annum.   The terms of the agreement also
include a termination of employment and mutual release provision.

         In February 1997, the Company initiated foreclosure proceedings against the borrower of one of the Company's notes receivable which is secured by a first trust deed with a face value of $5 million, on a commercial property in Orange County. No loss is expected to be incurred on this transaction.

         In March 1997, the Company sold the 530 Wilshire Blvd. property in which it currently resides, for approximately $9.5 million. The Company has executed a lease agreement to remain in its current location, which obligates it for rental payment of approximately $21,000 per month through the year 2001. The Company expects to recognize a gain on this transaction.

                                                                    EXHIBIT 22.1

                              KENNEDY-WILSON, INC.
                              LIST OF SUBSIDIARIES


                                                                 STATE OR OTHER
                                                                 --------------
EXHIBIT
NUMBER                                                            DESCRIPTION
-------                                                          --------------
                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the Directors and Executive Officers of the Company will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

         Information relating to Executive Compensation will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to Security Ownership of Certain Beneficial Owners and Management will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to Certain Relationships and Related Transactions will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

 (a)  Financial Statements, Financial Statement Schedules and Exhibits

         (1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules in Item 8 hereof.
         (2)  Financial Statement Schedules.

              SCHEDULE III - REAL ESTATE OWNED                      S-1

                 Supplemental financial statement schedules not listed above are omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

         (3)  Exhibits:

  Exhibit
   Number                         Description
  -------                         -----------
     3.1  Certificate of Incorporation of registrant, as amended to date.
     3.2  Bylaws of the Registrant (filed as Exhibit 3.2 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 33-46978) and incorporated herein by this reference.)
     4.1  Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1
          (Registration No. 33-46978) and incorporated herein by this reference.)
    10.1  1992 Incentive and Nonstatutory Stock Option Plan (filed as
          Exhibit 4 to the Company's Registration Statement on Form
          S-8 (Registration No. 33-73324) and incorporated herein by this reference.)
    10.2  Employment Agreement by and between the Registrant and
          William J. McMorrow (filed as Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (Registration No.
          33-46978) and incorporated herein by this reference.)
          Third Amendment to Employment Agreement dated March 31,
          1995 by and between the Registrant and William J. McMorrow.
          (filed as Exhibit 10.38 of the Company's 1994 Annual Report on Form 10-K and incorporated herein by this reference).
          Fourth Amendment to Employment Agreement dated as of
          January 1, 1996 by and between the Registrant and William
          J. McMorrow.
    10.3  The Registrant's Employees' Profit Sharing Plan and Trust,
          as amended (filed as Exhibit 10.11 to the Company's
          Registration Statement on Form S-1 (Registration No.
          33-46978) and incorporated herein by this reference.)
    10.4  1992 Non-employee Director Stock Option Plan (filed as
          Exhibit 10.26 to the Company's Registration Statement on
          Form S-1 (Registration No. 33-46978) and incorporated
          herein by this reference.)
    10.5  Office Lease dated September 9, 1991 by and between the
          Registrant and Barclay Cerci Investment Company (filed as
          Exhibit 10.16 to the Company's Registration Statement on
          Form S-1 (Registration No. 33-46978) and incorporated
          herein by this reference.)
    10.6  Indemnification Agreement dated August 13, 1992 by and among the Registrant, Kennedy-Wilson, Inc., a California
          corporation, William J. McMorrow, William R. Stevenson,
          Lewis A. Halpert and Kenneth V. Stevens (filed as Exhibit
          10.27 to the Company's Registration Statement on Form S-1
          (Registration No. 33-46978) and incorporated herein by this reference.)

  Exhibit
   Number                         Description
  -------                         -----------
  10.7   Form of Stock Option Agreement under the Registrant's 1992 Incentive and Nonstatutory Stock Option Plan. (filed as Exhibit 10.23 of the
         Company's 1992 Annual Report on Form 10-K and incorporated herein by this reference).

  10.8   Form of Stock Option Agreement under the Registrant's 1992
         Non-employee Director Stock Option Plan. (filed as Exhibit 10.24 of the
         Company's 1992 Annual Report on Form 10-K and incorporated herein by this reference).

  10.9 Employment Agreement dated as of January 1, 1997 by and between the Registrant and Richard Mandel.

  10.10  Loan Agreement dated March 12, 1996 by and between the Registrant and
         East-West Bank.

  10.11 Assignment and Assumption Agreement, dated as of December 8, 1995, by and among Kennedy-Wilson RHA Holding Company, Inc. and Farallon U.S.
         Realty L.L.C. (filed as Exhibit 4.01 of the Company's Current Report on
         Form 8-K dated December 15, 1995 and incorporated herein by this reference).

  22.1   List of Subsidiaries of the Registrant.
  27     Financial Data Schedule


    (b)  Current Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KENNEDY-WILSON, INC.

Date:  March 28, 1997

                                        By: /s/WILLIAM J. McMORROW
                                           ------------------------------------
                                               William J. McMorrow
                                               Chairman of the Board and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


               Name                                                  Title                                       Date
               ----                                                  -----                                       -----
      /s/WILLIAM J. McMORROW           Chairman of the Board and Chief Executive Officer (Principal          March 28, 1997
 --------------------------------      Executive Officer)
        William J. McMorrow

      /s/FREEMAN A. LYLE               Executive Vice President, Chief Financial Officer and Secretary       March 28, 1997
 --------------------------------      (Principal Financial and Accounting Officer)
          Freeman A. Lyle

      /s/LEWIS A. HALPERT              Executive Managing Director and Director                              March 28, 1997
 --------------------------------
         Lewis A. Halpert

            /s/GOODWIN GAW             Managing Director and Director                                        March 28, 1997
 --------------------------------
            Goodwin Gaw

        /s/RICHARD A. MANDEL           Managing Director and Director                                        March 28, 1997
 --------------------------------
         Richard A. Mandel

       /s/DONALD F. KENNEDY            Co-Founder and Director                                              March 28, 1997
 --------------------------------
         Donald F. Kennedy

        /s/DONALD B. PRELL             Director                                                              March 28, 1967
 --------------------------------
          Donald B. Prell

       /s/WILLIAM H. ELLIOTT           Director                                                              March 28, 1997
----------------------------------
        William H. Elliott

       /s/KENT MOUTON                  Director                                                              March 28, 1997
----------------------------------
          Kent Mouton

                              KENNEDY-WILSON, INC.
                         SCHEDULE OF REAL ESTATE OWNED
                       For Year Ending December 31, 1996


                                                                                                       Costs Capitalized
                                                                                                         Subsequent to
                                                                                  Initial Cost            Acquisition
                                                                          -------------------------  -----------------------
                                                                                       Building and                 Carrying
                                                             Encumbrance     Land      Improvements  Improvements    Costs
                                                             -----------  -----------  ------------  ------------   --------
Commercial properties:
  530 Wilshire Blvd., Santa Monica, California -
   47,000 square foot office building....................... $ 5,924,000  $ 1,939,000  $ 5,775,000   $   602,000          --
  10301 Pico, Los Angeles, California -
   50,000 square foot office building.......................   2,798,000    1,060,000     2,783,000      339,000     139,000
  1131 Wilshire Blvd., Santa Monica, California -
   20,000 square foot office building.......................   2,009,000      906,000     1,939,000       52,000          --
  1304 15th St. Santa Monica, California -
   37,000 square foot office building.......................   3,133,000    2,374,000     2,039,000       39,000          --
  150 E. Colorado, Pasadena, California -
   61,000 square foot office building.......................   4,975,000    1,515,000     4,095,000      198,000          --
                                                             -----------  -----------  ------------  -----------    --------
                      Sub-total ............................  18,839,000    7,794,000    16,631,000    1,230,000     139,000

Residential properties:
  Vista Waikoloa, Waikoloa, HI - ...........................          --           --    1,297,000      197,000           --
   7 remaining units of the original 40.....................
  Villa Del Este, Corona Del Mar, California - .............   1,677,000           --    2,169,000       53,000           --
   14 condominium units.....................................
                                                             -----------  -----------  -----------  -----------     --------
                      Sub-total ............................   1,677,000           --    3,466,000      250,000           --

                      Total ................................ $20,516,000  $ 7,794,000  $20,097,000  $ 1,480,000     $139,000
                                                             ===========  ===========  ===========  ===========     ========
   Balance at beginning of period ..........................              $32,331,000
      Additions during period:
          Acquisitions .....................................  20,615,000
          Improvements .....................................     726,000
          Other: ...........................................          --   21,341,000
                                                              ----------
      Deductions during period:
          Disposition of real estate sold ..................  24,162,000
          Other: ...........................................          --   24,162,000
                                                              ----------  -----------
   Balance at close of period ..............................              $29,510,000


                              KENNEDY-WILSON, INC.
                         SCHEDULE OF REAL ESTATE OWNED
                       For Year Ending December 31, 1996

                                              Gross Amounts At Which Carried
                                                     Close of Period
                                            -------------------------------------
                                                        Buildings and                Accumulated       Date of     Date of
                                               Land     Improvements      Total      Depreciation   Construction  Acquisition
                                            ----------  -------------  -----------   ------------   ------------  -----------
Commercial properties:
  530 Wilshire Blvd.,
  Santa Monica, California -
  47,000 square foot office building......  $1,939,000   $ 6,377,000   $ 8,316,000     $(463,000)       1991         4/24/95
  10301 Pico, Los Angeles, California -
   50,000 square foot office building.....   1,060,000     3,261,000     4,321,000      (209,000)       1980         8/27/94
  1131 Wilshire Blvd., Santa Monica,
   California - 20,000 square foot
   office building........................     906,000     1,991,000     2,897,000       (24,000)       1981         8/6/96
  1304 15th St. Santa Monica, California -
   37,000 square foot office building.....   2,374,000     2,078,000     4,452,000       (14,000)       1972        10/2/96
  150 E. Colorado, Pasadena, California -
   61,000 square foot office building.....   1,515,000     4,293,000     5,808,000            --        1980       11/5/96
                                            ----------   -----------   -----------     ---------
                      Sub-total ..........   7,794,000    18,000,000    25,794,000      (710,000)

Residential properties:
  Vista Waikoloa, Waikoloa, HI - seven
   remaining units of the original
   40 units...............................          --     1,494,000     1,494,000         n/a       1990-1991     12/22/95
  Villa Del Este, Corona Del Mar,
   California - 14 condominium units......          --     2,222,000     2,222,000         n/a          1991
                                            ----------   -----------   -----------     ---------
                      Sub-total ..........          --     3,716,000     3,716,000            --

                      Total ..............  $7,794,000   $21,716,000   $29,510,000     $(710,000
                                            ==========   ===========   ===========     =========

                                 EXHIBIT INDEX

  Exhibit
  Number                           Description                           Page
  ------                           -----------                           ----
     3.1  Certificate of Incorporation of registrant, as amended to date.
     3.2  Bylaws of the Registrant (filed as Exhibit 3.2 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 33-46978) and incorporated herein by this reference.)
     4.1  Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1
          (Registration No. 33-46978) and incorporated herein by this reference.)
    10.1  1992 Incentive and Nonstatutory Stock Option Plan (filed as
          Exhibit 4 to the Company's Registration Statement on Form
          S-8 (Registration No. 33-73324) and incorporated herein by this reference.)
    10.2  Employment Agreement by and between the Registrant and
          William J. McMorrow (filed as Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (Registration No.
          33-46978) and incorporated herein by this reference.)
          Third Amendment to Employment Agreement dated March 31,
          1995 by and between the Registrant and William J. McMorrow.
          (filed as Exhibit 10.38 of the Company's 1994 Annual Report on Form 10-K and incorporated herein by this reference).
          Fourth Amendment to Employment Agreement dated as of
          January 1, 1996 by and between the Registrant and William
          J. McMorrow.
    10.3  The Registrant's Employees' Profit Sharing Plan and Trust,
          as amended (filed as Exhibit 10.11 to the Company's
          Registration Statement on Form S-1 (Registration No.
          33-46978) and incorporated herein by this reference.)
    10.4  1992 Non-employee Director Stock Option Plan (filed as
          Exhibit 10.26 to the Company's Registration Statement on
          Form S-1 (Registration No. 33-46978) and incorporated
          herein by this reference.)
    10.5  Office Lease dated September 9, 1991 by and between the
          Registrant and Barclay Cerci Investment Company (filed as
          Exhibit 10.16 to the Company's Registration Statement on
          Form S-1 (Registration No. 33-46978) and incorporated
          herein by this reference.)
    10.6  Indemnification Agreement dated August 13, 1992 by and among the Registrant, Kennedy-Wilson, Inc., a California
          corporation, William J. McMorrow, William R. Stevenson,
          Lewis A. Halpert and Kenneth V. Stevens (filed as Exhibit
          10.27 to the Company's Registration Statement on Form S-1
          (Registration No. 33-46978) and incorporated herein by this reference.)
    10.7  Form of Stock Option Agreement under the Registrant's 1992
          Incentive and Nonstatutory Stock Option Plan. (filed as Exhibit
          10.23 of the Company's 1992 Annual Report on Form 10-K and
          incorporated herein by this reference).

    10.8  Form of Stock Option Agreement under the Registrant's 1992
          Non-employee Director Stock Option Plan. (filed as Exhibit
          10.24 of the Company's 1992 Annual Report on Form 10-K and incorporated herein by this reference).

    10.9 Employment Agreement dated as of January 1, 1997 by and between the Registrant and Richard Mandel.

   10.10  Loan Agreement dated March 12, 1996 by and between the
          Registrant and East-West Bank.

   10.11 Assignment and Assumption Agreement, dated as of December 8, 1995, by and among Kennedy-Wilson RHA
          Holding Company, Inc. and Farallon U.S. Realty L.L.C.
          (filed as Exhibit 4.01 of the Company's Current Report on Form 8-K dated December 15, 1995 and incorporated herein by this reference).

   22.1   List of Subsidiaries of the Registrant.
   24.1   Consent of Independent Accountant
   27     Financial Data Schedule