Form 10-Q
period 1997-03-31
KENNEDY WILSON INC
filed 1997-05-07
CIK 885720

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                YES [x]  NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 1,136,272 SHARES OUTSTANDING AT APRIL 30, 1997.


================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1997



                                                                                                                  PAGE
Part I.   Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

     Item 1.   Financial Statements:

               Consolidated Condensed Balance Sheets as of March 31, 1997 and December 31, 1996 . . . . . . . .    3

               Consolidated Condensed Statements of Operations for the Three Months Ended
               March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

               Consolidated Condensed Statements of Cash Flows for the Three Months Ended
               March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

               Notes to Consolidated Condensed Financial Statements   . . . . . . . . . . . . . . . . . . . . .    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .    8

Part II.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

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

     Item 4.  Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . .    9

     Item 5.  Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

                         PART 1 - FINANCIAL INFORMATION
                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                   MARCH 31,         DECEMBER 31,
                                                                      1997               1996
                                                                  ------------       ------------
ASSETS:
   Cash and cash equivalents                                      $  2,457,000       $  1,901,000
   Cash - restricted                                                   452,000            396,000
   Accounts receivable and others                                      684,000            994,000
   Notes Receivable                                                 12,604,000         13,787,000
   Real estate held for sale                                        21,250,000         28,800,000
   Investments in affiliates and partnerships                        4,434,000          3,803,000
   Other assets                                                      1,295,000          1,433,000
                                                                  ------------       ------------
TOTAL ASSETS                                                      $ 43,176,000       $ 51,114,000
                                                                  ============       ============
LIABILITIES:
   Accounts payable                                                   $623,000           $893,000
   Accrued expenses and other liabilities                            2,535,000          2,211,000
   Notes payable                                                     7,419,000          8,195,000
   Borrowing under lines of credit                                   7,032,000          8,917,000
   Mortgage notes payable                                           15,531,000         20,516,000
                                                                  ------------       ------------
      Total liabilities                                             33,140,000         40,732,000
                                                                  ------------       ------------
COMMITMENTS AND CONTIGENICES
STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value; 500,000 shares authorized,
   none issued                                                               -                  -

   Common stock $.01 par value; 2,000,000 shares authorized;
   issued and outstanding;  1,146,272 in 1997 and 1,235,599
   in 1996                                                              11,000             12,000

   Additional paid-in capital                                       20,701,000         21,638,000
   Accumulated deficit                                             (10,676,000)       (11,268,000)
                                                                  ------------       ------------
     Total stockholders' equity                                     10,036,000         10,382,000
                                                                  ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY:                         $ 43,176,000       $ 51,114,000
                                                                  ============       ============






           See notes to consolidated condensed financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ----------------------------
                                                                   1997              1996
                                                                ----------        ----------
REVENUES:
    Commissions                                                 $  718,000        $1,420,000
    Sales of residential real estate                             1,935,000         5,977,000
    Equity in income of partnerships                               341,000            18,000
    Gain on sale of commercial real estate                       1,682,000                --
    Gain on restructured notes receivable                          468,000           584,000
    Rental income, net                                             570,000           543,000
    Other income                                                   156,000            32,000
                                                                ----------        ----------
                                                                 5,870,000         8,574,000
                                                                ----------        ----------

OPERATING EXPENSES:
    Commissions and marketing expenses                             148,000           221,000
    Cost of residential real estate sold                         1,812,000         4,803,000
    Cost of residential real estate sold - related parties              --           167,000
    Compensation and related expenses                            1,021,000           916,000
    General and administrative                                   1,020,000           494,000
    Depreciation and amortization                                  257,000           193,000
    Interest expense                                               976,000           306,000
                                                                ----------        ----------
                                                                 5,234,000         7,100,000
                                                                ----------        ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                           636,000         1,474,000

Provision for income taxes                                          50,000            50,000
                                                                ----------        ----------
NET INCOME                                                      $  586,000        $1,424,000
                                                                ==========        ==========
Net income per common share                                          $0.49             $1.02
                                                                ==========        ==========
Weighted average common shares outstanding                      $1,196,891        $1,400,599
                                                                ==========        ==========




                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      ------------------------------
                                                                         1997                1996
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   586,000        $ 1,424,000

Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                           257,000            193,000
  Equity in income in partnerships                                       (341,000)           (13,000)
  Distribution from partnerships                                           10,000             18,000
  Gains on sales of commercial and residential real estate             (1,811,000)        (1,000,000)
Change in assets and liabilities:
  Cash - restricted                                                       (56,000)          (355,000)
  Accounts receivable - other                                             310,000             80,000
  Other assets                                                            (82,000)           (43,000)
  Accounts payable                                                       (299,000)           302,000
  Accrued expenses and other liabilities                                  359,000           (988,000)
                                                                      -----------        -----------
      Net cash used in operating activities                            (1,067,000)          (382,000)
                                                                      -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                             (37,000)            (9,000)
Purchase and additions to real estate held for sale                    (2,124,000)        (2,972,000)
Proceeds from sales of real estate held for sale                       11,485,000          5,977,000
Notes receivable                                                        1,183,000                  -
Investment in partnerships                                               (300,000)                 -
Repurchase of common stock                                               (938,000)                 -
                                                                      -----------        -----------
    Net cash provided by investing activities                           9,269,000          2,996,000
                                                                      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations                                          -             (4,000)
Issuance of mortgage notes payable                                      1,284,000          7,978,000
Repayment of mortgage notes payable                                    (6,269,000)       (10,441,000)
Borrowings under lines of credit                                        3,336,000             29,000
Repayment of lines of credit                                           (5,221,000)          (500,000)
Borrowings under notes payable                                             62,000                  -
Repayment of notes payable                                               (838,000)                 -
                                                                      -----------        -----------
    Net cash used in financing activities                              (7,646,000)        (2,938,000)
                                                                      -----------        -----------

Net increase (decrease) in cash                                           556,000           (324,000)
CASH, BEGINNING OF PERIOD                                               1,901,000          2,192,000
                                                                      -----------        -----------
CASH, END OF PERIOD                                                   $ 2,457,000        $ 1,868,000
                                                                      ===========        ===========




                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997, AND 1996
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

         The above condensed financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the Company) without audit by independent public accountants, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 2 - NOTES RECEIVABLE

         In February 1997, the Company initiated foreclosure proceedings against the borrower of one of the Company's notes receivable which is secured by a first trust deed with a face value of $6 million, on a commercial property
in Orange County.   No loss is expected to be incurred on this transaction.

NOTE 3 - REAL ESTATE HELD FOR SALE

         In January 1997, the Company purchased a 30,000 square feet office building in Santa Ana, California for $1.3 million.

         In March 1997, the Company sold the 530 Wilshire Blvd. property in
which it currently resides, for approximately $9.5 million.   The Company has
executed a lease agreement to remain in its current location.   The Company
recognized a gain of approximately $1.7 million on the transaction.


NOTE 4 - MORTGAGE NOTES PAYABLE

         The January 1997 purchase of a 30,000 square feet office building referred to above was financed by two mortgage notes totaling $1.1 million. Note A, in the amount of $1.05 million has a variable interest rate of Libor
plus 3.75% and is due January 1999.   Note B, in the amount of $.05 million is
for capital improvements with a fixed rate of 12.49% and is due January 1999.

         The March 1997 sale of the 530 Wilshire property referred to above included the repayment of a mortgage note in the amount $5.9 million with proceeds from the sale of the property.

NOTE 5 - STOCKHOLDERS' EQUITY

         During the first three months of the year, the Company purchased 89,370 shares of its common stock from a former officer and director in a
private transaction for approximately $938,000.   Per the terms of the
agreement, an initial payment of $200,000 was made on February 28, 1997, (the "Closing Date") with additional payments of approximately $369,000 due on April 30, 1997 and September 30, 1997. If payments are not made on the designated dates, interest accrues from the Closing Date, at a rate of 10% per annum.
The terms of the agreement also include a termination of employment and mutual release provision.

NOTE 6 - SUBSEQUENT EVENTS

         Subsequent to March 31, 1997, the Company purchased 10,000 shares of its outstanding stock pursuant to two unsolicited offers of sale for a total of $119,538.95. The transactions were approved by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

         Revenue for the three months ended March 31, 1997 decreased 31% compared to the three months ended March 31, 1996 due primarily to decreased sales of residential real estate held for sale, offset by a $1.7 million gain on sale of commercial real estate, which is shown net. Sales of residential real estate for the quarter ended March 31, 1996, included significant sales from a Hawaii condominium project. Commission revenue declined 49% due to reduced auction and brokerage closings compared to the same quarter last year, which included a significant commission from the sale of a large commercial property in Los Angeles.

         Operating expenses decreased 25% for the quarter ended March 31, 1997. The decrease was mainly due to a 64% decline in cost of real estate sold due to the reduced sales discussed above. The decrease is offset by increased general and administrative expenses which includes increased legal fees related to the collection of notes receivable, increased occupancy expense due to rent on corporate space not incurred in 1996, and costs associated with opening the New York office. Interest expense increased due to increased borrowing under the lines of credit and notes payable. Depreciation and amortization expense increased due to the net addition of two commercial properties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash balance of approximately $2.5 million at March 31, 1997, combined with cash generated from operations and the $2 million working capital line of credit, will provide funds sufficient to meet its present and reasonably foreseeable obligations.

         The Company's activities as a principal in real estate and notes receivable acquisitions requires larger capital resources than has been required by its marketing and brokerage operations. As a result, the Company may periodically need to obtain third party financing for such transactions. The Company has been successful in obtaining such financing as needed and at competitive terms.

                          PART II - OTHER INFORMATION


         Items 1, 2, 3, 4 and 5 are omitted as not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None being filed herewith.


         (b)  Reports on Form 8-K

         The registrant did not file any Reports on Form 8-K during the quarter ended March 31, 1997.



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 30, 1997                             KENNEDY-WILSON, INC.
                                        ---------------------------------------
                                                        Registrant


                                        ---------------------------------------
                                                     Freeman A. Lyle
                                            Executive Vice President & Chief
                                         Financial officer (Principal Financial
                                                   and Accounting Officer)