Form 10-Q
period 1997-06-30
KENNEDY WILSON INC
filed 1997-08-11
CIK 885720

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
                                   -----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                             YES  [X]    NO  [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 1,106,272 SHARES OUTSTANDING AT JUNE 30, 1997.


================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1997

                                                                                                                PAGE
                                                                                                                ----

Part I. _ Financial Information ................................................................................  3

      Item 1. Financial Statements:

                Consolidated Condensed Balance Sheets as of June 30, 1997 and December 31, 1996 ................  3

                Consolidated Condensed Statements of Operations for the Three Months Ended
                June 30, 1997 and 1996 .........................................................................  4

                Consolidated Condensed Statements of Cash Flows for the Three Months Ended
                June 30, 1997 and 1996 .........................................................................  5

                Notes to Consolidated Condensed Financial Statements ...........................................  6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........  8

Part II. _ Other Information ...................................................................................  9

      Item 1.  Legal Proceedings................................................................................  9

      Item 2.  Changes in Securities ...........................................................................  9

      Item 3.  Defaults Upon Senior Securities .................................................................  9

      Item 4.  Submission of Matters to a Vote of Security Holders .............................................  9

      Item 5.  Other Information ...............................................................................  9

      Item 6.  Exhibits and Reports on Form 8-K ................................................................  9

                         PART 1 - FINANCIAL INFORMATION
                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1997               1996
                                                                              ------------       ------------
ASSETS:
 Cash and cash equivalents                                                    $  2,749,000       $  1,901,000
 Cash - restricted                                                                 320,000            396,000
 Accounts receivable and others                                                  1,174,000            994,000
 Notes Receivable                                                               14,637,000         13,787,000
 Real estate held for sale                                                      21,459,000         28,800,000
 Investments in affiliates and partnerships                                      5,427,000          3,803,000
 Other assets                                                                    1,184,000          1,433,000
                                                                              ------------       ------------
TOTAL ASSETS                                                                  $ 46,950,000       $ 51,114,000
                                                                              ============       ============


LIABILITIES:
 Accounts payable                                                             $    309,000       $    893,000
 Accrued expenses and other liabilities                                          1,768,000          2,211,000
 Notes payable                                                                   9,622,000          8,195,000
 Borrowing under lines of credit                                                 7,369,000          8,917,000
 Mortgage notes payable                                                         17,793,000         20,516,000
                                                                              ------------       ------------
    Total liabilities                                                           36,861,000         40,732,000
                                                                              ------------       ------------


COMMITMENTS AND CONTIGENICES
STOCKHOLDERS'S EQUITY:
 Preferred stock, $.01 par value; 500,000 shares authorized, none issued              --                 --
 Common stock $.01 par value; 2,000,000 shares authorized:                          11,000             12,000
 issued and outstanding; 1,106,272 in 1997 and 1,235,599 in 1996
 Additional paid-in capital                                                     20,318,000         21,638,000
 Equity (deficit) acquired in affiliates                                              --                 --
 Accumulated deficit                                                           (10,240,000)       (11,268,000)
                                                                              ------------       ------------
   Total stockholders' equity                                                   10,089,000         10,382,000
                                                                              ------------       ------------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $ 46,950,000       $ 51,114,000
                                                                              ============       ============


            See notes to consolidated condensed financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                    ----------------------------      ----------------------------
                                                       1997             1996             1997             1996
                                                    -----------      -----------      -----------      -----------

REVENUES:
 Commissions                                        $ 1,407,000      $ 1,014,000      $ 2,125,000      $ 2,434,000
 Sales of residential real estate                       545,000        7,706,000        2,480,000       13,683,000
 Equity in income of partnerships                       156,000           13,000          497,000           31,000
 Gain on sale of commercial real estate                    --               --          1,682,000             --
 Gain on restructured notes receivable                1,151,000          562,000        1,619,000        1,069,000
 Rental income, net                                     356,000          410,000          926,000          832,000
 Interest income                                        139,000           12,000          243,000           29,000
 Other income                                           212,000          235,000          264,000          326,000
                                                    -----------      -----------      -----------      -----------
                                                      3,966,000        9,952,000        9,836,000       18,404,000
                                                    -----------      -----------      -----------      -----------

OPERATING EXPENSES:
 Commissions and marketing expenses                     141,000          188,000          289,000          409,000
 Cost of residential real estate sold                   485,000        6,976,000        2,297,000       11,946,000
 Compensation and related expenses                    1,195,000          912,000        2,216,000        1,828,000
 General and administrative                           1,018,000          682,000        2,038,000        1,176,000
 Depreciation and amortization                          188,000           67,000          445,000          138,000
 Interest expense                                       740,000          294,000        1,716,000          600,000
                                                    -----------      -----------      -----------      -----------
                                                      3,767,000        9,119,000        9,001,000       16,097,000
                                                    -----------      -----------      -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
EXTRAORDINARY ITEM                                      199,000          833,000          835,000        2,307,000

Provision for income taxes                               50,000           32,000          100,000           82,000
                                                    -----------      -----------      -----------      -----------

INCOME BEFORE EXTRAORDINARY ITEM                        149,000          801,000          735,000      $ 2,225,000

Extraordinary item - Gain on debt extinguishment        288,000             --            288,000             --
                                                    -----------      -----------      -----------      -----------

NET INCOME                                          $   437,000      $   801,000      $ 1,023,000      $ 2,225,000
                                                    ===========      ===========      ===========      ===========


Net income per share before extraordinary item            $0.13            $0.60            $0.63            $1.62

Net income per share after extraordinary item             $0.39            $0.60            $0.88            $1.62

Weighted average common shares outstanding            1,125,050        1,339,088        1,160,970        1,369,844


                 See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                 Six months ended
                                                                      June 30,
                                                           -------------------------------
                                                               1997               1996
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  1,023,000       $  2,225,000

Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                 445,000            138,000
  Equity in income in partnerships                             (497,000)           (31,000)
  Distribution from partnerships                                130,000             20,000
  Gains on sales of real estate                              (1,877,000)        (1,744,000)
Change in assets and liabilities:
  Cash - restricted                                              76,000           (191,000)
  Accounts receivable - other                                  (180,000)          (774,000)
  Other assets                                                  (99,000)           132,000
  Accounts payable                                             (613,000)          (306,000)
  Accrued expenses and other liabilities                       (410,000)        (1,089,000)
                                                           ------------       ------------
    Total adjustments                                        (3,025,000)        (3,845,000)
                                                           ------------       ------------

      Net cash provided from operating activities            (2,002,000)        (1,620,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of furniture, fixtures and equipment                 (97,000)          (135,000)
  Purchase and additions to real estate held for sale        (2,812,000)        (5,212,000)
  Proceeds from sales of real estate held for sale           12,030,000         13,683,000
  Notes receivable                                             (850,000)            75,000
  Investment in partnerships                                   (969,000)              --
  Extraordinary item                                           (288,000)              --
                                                           ------------       ------------

    Net cash used in investing activities                     7,014,000          8,411,000


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                           --               (4,000)
  Issuance of mortgage notes payable                          3,308,000         14,770,000
  Repayment of mortgage notes payable                        (6,031,000)       (21,720,000)
  Borrowings under lines of credit                            7,051,000          1,837,000
  Repayment of lines of credit                               (6,346,000)          (575,000)
  Borrowings under notes payable                              1,617,000               --
  Repayment of notes payable                                 (2,443,000)          (250,000)
  Repurchase of common stock                                 (1,320,000)          (813,000)
                                                           ------------       ------------
    Net cash used in financing activities                    (4,164,000)        (6,755,000)
                                                           ------------       ------------

  Net increase (decrease) in cash                               848,000             36,000
  CASH, BEGINNING OF PERIOD                                   1,901,000          2,192,000
                                                           ------------       ------------

  CASH, END OF PERIOD                                      $  2,749,000       $  2,228,000
                                                           ============       ============


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997, AND 1996
                                   (UNAUDITED)


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


NOTE 2 - EXTRAORDINARY ITEM

        In the quarter ended June 30, 1997, the Company recognized an extraordinary gain from the extinguishment of debt from its investment in Ski Monarch, LLC. The Company has a 25% interest in this investment and $288,000 represents its 25% of the total gain on extinguishment of debt.


NOTE 3 - NOTES RECEIVABLE

        In February 1997, the Company initiated foreclosure proceedings against the borrower of one of the Company's notes receivable which is secured by a first trust deed with a face value of $5 million, on a commercial property in Orange County. No loss is expected to be incurred on this transaction.

        During the second quarter of the year, the Company purchased a portfolio of non-performing loans for approximately $1.2 million.


NOTE 4 - REAL ESTATE HELD FOR SALE

        In January 1997, the Company purchased a 30,000 square foot office building in Santa Ana, California for $1.3 million.

        In March 1997, the Company sold the 530 Wilshire Blvd. property in which it currently resides, for approximately $9.5 million. The Company has executed a lease agreement to remain in its current location. The Company recognized a gain of approximately $1.7 million on the transaction.

NOTE 5 - MORTGAGE NOTES PAYABLE

        The January 1997 purchase of a 30,000 square foot office building referred to above was financed by two mortgage notes totaling $1.1 million. Note A, in the amount of $1.05 million has a variable interest rate of Libor plus 3.75% and is due January 1999. Note B, in the amount of $.05 million is for capital improvements with a fixed rate of 12.49% and is due January 1999.

        The March 1997 sale of the 530 Wilshire property referred to above included the repayment of a mortgage note in the amount $5.9 million with proceeds from the sale of the property.


NOTE 6 - BORROWING UNDER LINES OF CREDIT

        In May 1997, the Company entered into a loan agreement that provides the Company with a $6 million credit facility to acquire additional loan portfolios. The outstanding balance as of June 30, 1997 was approximately $4.3 million, which includes repayment of approximately $3.1 million of notes payable with the same lender. The facility bears interest at Prime plus 1.5% and matures in May 1998.


NOTE 7 - STOCKHOLDERS' EQUITY

        In February 1997, the Company purchased 89,370 shares of its common stock from a former officer and director in a private transaction for approximately $938,000. Per the terms of the agreement, an initial payment of $200,000 was made on February 28, 1997, (the "Closing Date"), a second payment of $369,000 was made on April 30, 1997 and a final payment is due on September 30, 1997. If payments are not made on the designated dates, interest accrues from the Closing Date, at a rate of 10% per annum. The terms of the agreement also include a termination of employment and mutual release provision.

        In April 1997, the Company purchased 10,000 shares of its common stock in two private transactions for approximately $119,000. In May 1997, the Company exercised its option to purchase 25,000 shares of its common stock from a former officer and director in a private transaction for approximately $212,000. In June 1997, the Company purchased an additional 5,000 shares of its common stock in a private transaction for $76,250. All transactions were approved by the Board of Directors.

NOTE 8 - SUBSEQUENT EVENTS

        In July 1997, one of the Company's lines of credit was increased from $10 million to $12 million. $2 million of the facility is unsecured, and the $10 million of the facility is secured by real estate owned by the Company. The actual availability under the secured facility is limited based on the equity in such real estate. This facility has a rate of Prime plus 3/4 percent.

        In July 1997, the Company entered into an agreement for a commercial property acquisition facility in the amount of $100 million. The facility will fund 85% of the cost of acquisitions and improvements with an initial rate of LIBOR plus 350 basis points.

        In July 1997, the Company entered into an agreement for an acquisition facility of $24 million to be used to purchase loans. The $6 million of the facility will provide 75% to 90% of the total acquisition equity for related investments, with a rate of LIBOR plus 425 basis points and a 30 to 45% profit participation. The remaining $18 million will be for debt financing of up to 80% of acquisition cost with a rate of LIBOR plus 375 basis points.

        In July 1997, the Company purchased 4319 shares of its common stock from a former officer in a private transaction for approximately $67,000.

        In July 1997, the Company sold the 150 Colorado Blvd. Pasadena, California property for $7 million. The Company will be recognizing a gain of approximately $700,000 on the transaction.

        In August 1997, the Company entered into an agreement for a real estate acquisition facility in the amount of $60 million. $20 million of the facility will provide 75% to 90% of the equity required for related investments, at a rate of LIBOR plus 3.25% and a profit participation of 30% to 50%. The remaining $40 million will be for debt financing of up to 80% of the cost at a rate of LIBOR plus 3.25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

        Revenue for the three months ended June 30, 1997 decreased 60% compared to the three months ended June 30, 1996 due primarily to decreased sales of residential real estate held for sale. Sales of residential real estate for the quarter ended June 30, 1996, included significant sales from three condominium projects located in Hawaii, San Francisco and Los Angeles. Commission revenue increased 39% due to two large commercial brokerage transactions.

        Operating expenses decreased 59% for the quarter ended June 30, 1997. The decrease was mainly due to a 93% decline in cost of real estate sold due to the reduced sales discussed above. The decrease is offset by increased general and administrative expenses due to increased legal expenses related to note receivable collections, and to rent expense on the Company's headquarters that was owned ( not leased ) in the same period in 1996. Interest expense increased due to increased borrowing under the lines of credit and notes payable. Depreciation and amortization expense increased due to the net addition of two commercial properties and accelerated depreciation of tenant improvements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

        Revenue for the six months ended June 30, 1997 decreased 46% compared to the six months ended June 30, 1996 due primarily to decreased sales of residential real estate held for sale, offset by a $1.7 million gain on sale of commercial real estate, which is shown net. Commission revenue decreased 12% due to reduced auction and brokerage closings compared to the same period last year, which included a significant commission from the sale of a large commercial property in Los Angeles.

        Operating expenses decreased 44% for the six months ended June 30, 1997. The decrease was mainly due to a 81% decline in cost of real estate sold due to the reduced sales discussed above. The decrease is offset by increased general and administrative expenses which includes increased legal fees related to the collection of notes receivable, and increased occupancy expense due to rent on corporate space not incurred in 1996. Interest expense increased due to increased borrowing under the lines of credit and notes payable. Depreciation and amortization expense increased due to the net addition of two commercial properties.

LIQUIDITY AND CAPITAL RESOURCES

        The Company believes that its cash balance of approximately $2.7 million at June 30, 1997, combined with cash generated from operations and the $2 million working capital portion of one of its lines of credit, will provide funds sufficient to meet its present and reasonably foreseeable obligations.

        The Company's activities as a principal in real estate and notes receivable acquisitions requires larger capital resources than is required by its marketing and brokerage operations. As a result, the Company may periodically need to obtain third party financing for such transactions. As evidenced by the acquisition facilities described in Note, the Company has been successful in obtaining such financing as needed and at competitive terms.

                           PART II - OTHER INFORMATION


        Items 1, 2, 3, 4 and 5 are omitted as not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None being filed herewith.


        (b) Reports on Form 8-K

        The registrant did not file any Reports on Form 8-K during the quarter ended June 30, 1997.


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 7, 1997         KENNEDY-WILSON, INC.
                              -----------------------------------
                              Registrant



                              Freeman A. Lyle
                              -----------------------------------
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)