Form 10-Q
period 1997-09-30
KENNEDY WILSON INC
filed 1997-11-12
CIK 885720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER O-20418

                            ------------------------

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

                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS OF THE PAST 90 DAYS.

                                YES [X]  NO [ ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 1,101,954 SHARES OUTSTANDING AT SEPTEMBER 30, 1997.

================================================================================

                              KENNEDY-WILSON, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 1997

                                                                                        PAGE
                                                                                        ----
Part I.  Financial Information........................................................   1
  Item 1. Financial Statements:
            Consolidated Balance Sheets as of September 30, 1997 and December 31,
              1996....................................................................   1
            Consolidated Statements of Operations for the Three Months Period Ended
              and the Nine Months Period Ended September 30, 1997 and 1996............   2
            Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 1997 and 1996.............................................   3
            Notes to Consolidated Financial Statements................................   4
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................   7
Part II.  Other Information...........................................................   7
  Item 1. Legal Proceedings...........................................................   7
  Item 2. Changes in Securities.......................................................   7
  Item 3. Defaults Upon Senior Securities.............................................   7
  Item 4. Submission of Matters to a Vote of Security Holders.........................   7
  Item 5. Other Information...........................................................   7
  Item 6. Exhibits and Reports on Form 8-K............................................   7

                        PART I -- FINANCIAL INFORMATION

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS:

                                                            SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                            -------------------     ------------------
                                                                 UNAUDITED
Cash and cash equivalents.................................      $ 3,804,000            $  1,901,000
Cash -- restricted........................................          410,000                 396,000
Accounts receivable and others............................        1,434,000                 994,000
Notes Receivable..........................................        9,509,000              13,787,000
Real estate held for sale.................................       17,861,000              28,800,000
Investments in affiliates and partnerships................        6,577,000               3,803,000
Other assets..............................................        1,398,000               1,433,000
                                                                -----------             -----------
          TOTAL ASSETS....................................      $40,993,000            $ 51,114,000
                                                                ===========             ===========

                                             LIABILITIES:
Accounts payable..........................................      $   612,000            $    893,000
Accrued expenses and other liabilities....................        1,879,000               2,211,000
Notes payable.............................................        3,112,000               8,195,000
Borrowing under lines of credit...........................       12,065,000               8,917,000
Mortgage notes payable....................................       12,836,000              20,516,000
                                                                -----------             -----------
          Total liabilities...............................       30,504,000              40,732,000
                                                                ===========             ===========
COMMITMENTS AND CONTINGENCIES
                                        STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
  authorized, none issued
Common stock $.01 par value; 2,000,000 shares authorized;
  1,101,954 and 1,235,599 issued at September 30, 1997 and
  December 31, 1996, respectively.........................           11,000                  12,000
Additional paid-in capital................................       20,251,000              21,638,000
Accumulated deficit.......................................       (9,773,000)            (11,268,000)
                                                                -----------             -----------
          Total stockholders' equity......................       10,489,000              10,382,000
                                                                -----------             -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......      $40,993,000            $ 51,114,000
                                                                ===========             ===========

           See notes to consolidated condensed financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                          -------------------------     ---------------------------
                                             1997           1996           1997            1996
                                          ----------     ----------     -----------     -----------
REVENUE
Commissions.............................. $  963,000     $1,086,000     $ 3,088,000     $ 3,520,000
Sales of residential real estate.........  1,870,000      3,880,000       4,351,000      17,563,000
Equity in income of partnerships.........     59,000        (17,000)        556,000          12,000
Gain on sale of commercial real estate...    755,000             --       2,437,000              --
Gain on restructured notes receivable....  1,620,000        768,000       3,239,000       2,060,000
Rental income, net.......................    274,000        374,000       1,200,000       1,205,000
Interest income..........................    160,000         10,000         403,000          40,000
Other income.............................    113,000         30,000         376,000         135,000
                                          ----------     ----------     -----------     -----------
          TOTAL REVENUE..................  5,814,000      6,131,000      15,650,000      24,535,000
                                          ----------     ----------     -----------     -----------

OPERATING EXPENSES:
Commissions and marketing expenses.......    316,000        276,000         605,000         685,000
Cost of residential real estate sold.....  1,247,000      2,608,000       3,580,000      14,554,000
Compensation and related expenses........  1,237,000        837,000       3,376,000       2,665,000
General and administrative...............  1,387,000        721,000       3,467,000       1,897,000
Depreciation and amortization............    224,000         68,000         668,000         206,000
Interest expense.........................    871,000        504,000       2,587,000       1,104,000
                                          ----------     ----------     -----------     -----------
          TOTAL OPERATING EXPENSES.......  5,282,000      5,014,000      14,283,000      21,111,000
                                          ----------     ----------     -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM.................    532,000      1,117,000       1,367,000       3,424,000
Provision for income taxes...............     65,000             --         165,000          82,000
                                          ----------     ----------     -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM.........    467,000      1,117,000       1,202,000       3,342,000
          Extraordinary Gain.............         --             --         288,000               0
                                          ----------     ----------     -----------     -----------
NET INCOME............................... $  467,000     $1,117,000     $ 1,490,000     $ 3,342,000
                                          ==========     ==========     ===========     ===========
Net income per common share before
  extraordinary item.....................       0.42           0.88     $      1.05     $      2.50
                                          ==========     ==========     ===========     ===========
Extraordinary gain per common share......         --             --     $      0.25              --
Net income per common share..............       0.42           0.88     $      1.30     $      2.50
                                          ==========     ==========     ===========     ===========
Weighted average common share
  outstanding............................  1,103,000      1,268,000       1,142,000       1,336,000

           See notes to consolidated condensed financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                    ---------------------------
                                                                        1997           1996
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................  $  1,490,000   $  3,342,000
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization................................       668,000        206,000
     Equity in income in partnerships.............................      (841,000)       (12,000)
     Gains on sales of real estate................................    (3,270,000)    (3,022,000)
  Change in assets and liabilities:
     Cash -- restricted...........................................       (14,000)      (334,000)
     Accounts receivable -- other.................................      (779,000)    (6,989,000)
     Other assets.................................................      (475,000)      (395,000)
     Accounts payable.............................................      (281,000)      (400,000)
     Accrued expenses and other liabilities.......................        11,000       (886,000)
                                                                    ------------   ------------
          Total adjustments.......................................    (4,981,000)   (11,832,000)
                                                                    ------------   ------------
          Net cash used in operating activities...................    (3,491,000)    (8,490,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment...................      (158,000)      (168,000)
  Purchase and additions to real estate held for sale.............    (6,691,000)    (8,868,000)
  Proceeds from sales of real estate held for sale................    20,900,000     17,563,000
  Notes receivable................................................     4,278,000             --
  Distribution from partnerships..................................       190,000         20,000
  Investment in partnerships......................................    (2,123,000)            --
                                                                    ------------   ------------
          Net cash provided by investing activities...............    16,396,000      8,547,000
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations..........................            --         (4,000)
  Issuance of mortgage notes payable..............................     4,257,000     16,768,000
  Repayment of mortgage notes payable.............................   (11,937,000)   (23,075,000)
  Borrowings under lines of credit................................    10,934,000      6,419,000
  Repayment of lines of credit....................................    (7,786,000)    (1,977,000)
  Borrowings under notes payable..................................     1,627,000      4,800,000
  Repayment of notes payable......................................    (6,710,000)    (1,359,000)
  Repurchase of common stock......................................    (1,387,000)      (813,000)
                                                                    ------------   ------------
          Net cash (used in) provided by financing activities.....   (11,002,000)       759,000
                                                                    ------------   ------------
Net increase in cash..............................................     1,903,000        816,000
Cash, beginning of period.........................................     1,901,000      2,192,000
                                                                    ------------   ------------
Cash, end of period...............................................  $  3,804,000   $  3,008,000
                                                                    ============   ============

           See notes to consolidated condensed financial statements.

                    KENNEDY -- WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 1 -- FINANCIAL STATEMENT PRESENTATION

     The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the Company) without audit by independent public accountants, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 2 -- EXTRAORDINARY ITEM

     In June 1997, the Company recognized an extraordinary gain from the extinguishment of debt from its investment in Ski Monarch, LLC. The Company has a 25% interest in this investment and $288,000 represents its 25% of the total gain on extinguishment of debt.

NOTE 3 -- NOTES RECEIVABLE

     In February 1997, the Company initiated foreclosure proceedings against the borrower of one of the Company's notes receivable which is secured by a first trust deed with a face value of $5 million, on a commercial property in Orange County. In September 1997, this note receivable was sold, resulting in a gain of approximately $1.5 million.

     In May 1997, the Company purchased a portfolio of non-performing loans for approximately $1.2 million.

NOTE 4 -- REAL ESTATE HELD FOR SALE

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

     In June 1997, the Company acquired lots in Granada Hills, California for $1 million. The lots are zoned to build 10 residential units, which are currently being constructed.

     In July 1997, the Company sold the 150 Colorado Blvd. Pasadena, California property for $7 million. The Company recognized a gain of approximately $700,000 on the transaction.

NOTE 5 -- MORTGAGE NOTES PAYABLE

     The January 1997 purchase of a 30,000 square foot office building referred to above was financed by two mortgage notes totaling $1.1 million. Note A, in the amount of $1.05 million has a variable interest rate of Libor plus 3.75% and is due January 1999. Note B, in the amount of $.05 million is for capital improvements with a fixed rate of 12.49% and is due January 1999.

                    KENNEDY -- WILSON, INC. AND SUBSIDIARIES

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     The March 1997 sale of the 530 Wilshire property referred to above included the repayment of a mortgage note in the amount of $5.9 million with proceeds from the sale of the property.

     The June 1997 purchase of lots referred to above was financed by a mortgage note of approximately $3.7 million which includes $2.7 million for construction funds. The note has an interest rate of prime plus 1.25% and a maturity date of June 15, 1998. The loan balance at September 30, 1997 was $1.2 million.

     The July 1997 sale of the 150 Colorado Blvd., property referred to above included the repayment of mortgage notes in the amount of $5.2 million with the proceeds from the sale of the property.

NOTE 6 -- BORROWING UNDER LINES OF CREDIT

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

     In July 1997, one of the Company's lines of credit was increased from $10 million to $12 million. $2 million of the facility is unsecured, and the remaining $10 million of the facility is secured by real estate owned by the Company. The actual availability under the secured facility is limited based on the equity in such real estate. This facility has a rate of Prime plus 3/4 percent.

     In July 1997, the Company executed a letter of intent for a commercial property acquisition facility in the amount of $100 million. The facility will fund 85% of the cost of acquisitions and improvements with an initial rate of LIBOR plus 350 basis points.

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

NOTE 7 -- INVESTMENTS IN AFFILIATES AND PARTNERSHIPS

     In August 1997, the Company acquired a 20% interest in a joint venture know as Kennedy-Goldman Holdings Limited, a Hong Kong based real estate marketing and investments company.

     In September 1997, the Company acquired a 50% interest in a joint venture ("Downtown Properties II LLC") with a related party, that owns a commercial property with approximately 460,000 square feet in rental space and an adjacent parking structure, located in downtown Los Angeles for $1.7 million.

NOTE 8 -- STOCKHOLDERS' EQUITY

     In February 1997, the Company purchased 89,370 shares of its common stock from a former officer and director in a private transaction for approximately $938,000. Per the terms of the agreement, an initial payment of $200,000 was made on February 28, 1997, (the "Closing Date"), a second payment of $369,000 was made on April 30, 1997 and a final payment was paid on September 30, 1997. The terms of the agreement also include a termination of employment and mutual release provision.

                    KENNEDY -- WILSON, INC. AND SUBSIDIARIES

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     In April 1997, the Company purchased 10,000 shares of its common stock in two private transactions for approximately $119,000. In May 1997, the Company exercised its option to purchase 25,000 shares of its common stock from a former officer and director in a private transaction for approximately $162,500. In June 1997, the Company purchased an additional 5,000 shares of its common stock in a private transaction for $76,250.

     In July 1997, the Company purchased 4319 shares of its common stock from a former officer in a private transaction for approximately $67,000. All transactions were approved by the Board of Directors.

NOTE 8 -- SUBSEQUENT EVENTS

     In October 1997, the Company purchased an additional non-performing loan for approximately $1.1 million.

     In October 1997, the Company purchased 5,000 shares of its common stock for $106,000.

     In October 1997, the Company declared a twenty percent stock dividend to holders of record on October 27, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

     Revenue for the three months ended September 30, 1997 decreased 5% compared to the three months ended September 30, 1996 due primarily to decreased sales of residential real estate held for sale. Sales of residential real estate for the quarter ended September 30, 1996, included significant sales from three condominium projects located in Hawaii, San Francisco and Los Angeles. Commission revenue decreased 11% due to reduced auctions and brokerage closings.

     Operating expenses increased 5% for the quarter ended September 30, 1997. The increase was mainly due to increased legal expenses related to note receivable collections, and to rent expense on the Company's headquarters that was owned (not leased) in the same period in 1996. Interest expense increased due to increased borrowing under the lines of credit and notes payable. Depreciation and amortization expense increased due to the net addition of two commercial properties and accelerated depreciation of tenant improvements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

     Revenue for the nine months ended September 30, 1997 decreased 36% compared to the nine months ended September 30, 1996 due primarily to decreased sales of residential real estate held for sale, offset by a $1.7 million gain on sale of commercial real estate, which is shown net. Commission revenue decreased 12% due to reduced auction and brokerage closings compared to the same period last year, which included a significant commission from the sale of a large commercial property in Los Angeles.

     Operating expenses decreased 32% for the nine months ended September 30, 1997. The decrease was mainly due to a 75% decline in cost of real estate sold due to the reduced sales discussed above. The decrease is offset by increased general and administrative expenses which includes increased legal fees related to the collection of notes receivable, and increased occupancy expense due to rent on corporate space not incurred in 1996. Interest expense increased due to increased borrowing under the lines of credit and notes payable. Depreciation and amortization expense increased due to the net addition of two commercial properties.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that its cash balance of approximately $3.8 million at September 30, 1997, combined with cash generated from operations and the $2 million working capital portion of one of its lines of credit, will provide funds sufficient to meet its present and reasonably foreseeable obligations.

     The Company's activities as a principal in real estate and notes receivable acquisitions requires larger capital resources than is required by its marketing and brokerage operations. As a result, the Company may periodically need to obtain third party financing for such transactions. As evidenced by the acquisition facilities described in Note 6, the Company has been successful in obtaining such financing as needed and at competitive terms.

                          PART II -- OTHER INFORMATION

     Items 1, 2, 3, 4 and 5 are omitted as not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        None is being filed herewith.

     (b) REPORTS ON FORM 8-K

          The registrant did not file any Reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1997                            KENNEDY-WILSON, INC.
                                          --------------------------------------
                                                        Registrant



                                          --------------------------------------
                                                     Freeman A. Lyle
                                          Executive Vice President & Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)