Form 10-K
period 1997-12-31
KENNEDY WILSON INC
filed 1998-03-20
CIK 885720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

                        COMMISSION FILE NUMBER: 0-20418
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS              ON WHICH REGISTERED
      -------------------             ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 13, 1998 based on the closing price reported on The NASDAQ National Market of such stock on such date was approximately $8,000,000.

     Registrant's Common Stock outstanding at March 13, 1998 was 1,316,344.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's proxy statement for its 1998 Annual Meeting of Stockholders, to be held on April 29, 1998, are incorporated by reference into Part III as set forth herein.
================================================================================

                              KENNEDY-WILSON, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                            ------------------------

                                                                          PAGE
                                                                          ----
                                    PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................    4
  Item 3.   Legal Proceedings...........................................    4
  Item 4.   Submission of Matters to a Vote of Security Holders.........    4

                                   PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    5
  Item 6.   Selected Financial Data.....................................    6
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    7
  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...    8
  Item 8.   Financial Statements and Supplementary Data.................    9

                                   PART III
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   30
  Item 10.  Directors and Executive Officers of the Registrant..........   30
  Item 11.  Executive Compensation......................................   30
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   30
  Item 13.  Certain Relationships and Related Transactions..............   30

                                   PART IV
  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................   31

ITEM 1. BUSINESS

     General -- Kennedy-Wilson, Inc. (the "Company") was founded in 1977 and incorporated in Delaware in 1992. Operations are principally conducted through its wholly-owned operating subsidiaries, Kennedy-Wilson International, a California corporation, and K-W Properties, a California corporation and its wholly-owned subsidiaries. The Company's principal executive offices are located at 530 Wilshire Boulevard, Suite 101, Santa Monica, California 90401, and its telephone number is (310) 314-8400.

     The Company provides real estate marketing and brokerage services through its centrally-controlled international marketing network, primarily for financial institutions, developers and government agencies. The Company has offices in Santa Monica, San Francisco, New York, Tokyo, Hong Kong and Jakarta. Since 1977 the Company has sold over $4 billion of commercial, hotel resort and residential properties.

     Commercial Brokerage -- The Company's commercial business concentrates on single-seller sealed bid sales and private placement sales of high-end commercial properties. The division opened offices in New York and Jakarta in 1997, which in addition to the Company's Tokyo and Hong Kong offices provides greater access to the investment communities in Asia and the eastern U.S.

     Auction-Marketing -- The auction-marketing method consists of a broad range of services including market research and analysis, design and implementation of a specific marketing plan and a professionally managed auction and closing service. Auction-marketing provides real property owners with an opportunity to sell their holdings on one established auction date, thereby increasing liquidity and avoiding long-term carrying costs. In addition to real estate, the Company has successfully used its auction-marketing methods for selling broadband airwaves, personal property, industrial equipment and notes collateralized by real estate.

     Commercial Acquisitions -- The Company acquires selected commercial properties that can be purchased at a significant discount to replacement cost. In addition, the Company targets properties with a high value-added potential. After acquisition, the Company typically implements an aggressive leasing and capital improvement program aimed at rapid increases in cash flow and resulting value. The Company may, depending on the availability of capital and its assessment of risk, form joint ventures with third parties to acquire commercial properties (See Note 4 of Notes to Consolidated Financial Statements in Item 8 hereof).

     Residential Acquisitions -- K-W Properties, a wholly-owned subsidiary, acquires, renovates and disposes of residential and income producing real estate. These transactions generally arise as an offshoot of the Company's normal marketing business as clients frequently want to sell property quickly and with certainty rather than to take the time for an auction or other marketing program. The Company may, depending on the availability of its capital and assessment of risk, form partnerships with third parties to acquire the residential projects. The holding period for residential projects is generally less than one year, while commercial properties are typically held over one year.

     Note Acquisitions -- The Company, through its subsidiary KWP Financial, purchases discounted note receivable portfolios, typically from governmental agencies or financial institutions. The Company then either settles the notes for cash, restructures them to performing status, or initiates foreclosure proceedings on these assets secured by real estate.

     Backlog -- At December 31, 1997, commissions subject to completion of sales totaled approximately $2 million, compared to approximately $459,000 at December 31, 1996. Additionally, as of December 31, 1997, the Company had executed marketing agreements on properties having an estimated aggregate gross value of real estate sales of approximately $318 million. This compares to approximately $143 million as of December 31, 1996.

     Competition -- The real estate brokerage and auction-marketing industry within which the Company operates is both highly fragmented and highly competitive. The Company faces significant competition and must compete with other commercial and residential real estate brokers and auction companies. Some of these real estate brokerage companies are significantly larger than the Company, possess greater financial resources and compete with the Company directly in the auction market.

     Regulation -- The Company's real estate marketing operations are subject to various regulations at the Federal, state and local levels as well as the national level in various countries. The Company, through one of its officers, must be licensed as a real estate broker in each state in which the Company operates. State governmental bodies, such as the Department of Real Estate in California, regulate the operations of the Company conducted under its various real estate brokerage licenses. Company personnel performing certain functions in the real estate marketing process must be licensed real estate salespersons and must work under the supervision of the Company's officer/broker of record. In certain jurisdictions in which the Company operates and as allowed by applicable law, the Company associates with real estate brokers licensed in such jurisdictions. The Company believes that it is in substantial compliance with all material licensing requirements in all states and countries in which licenses are required and in which the Company operates. In various states including California, governmental entities license individual auctioneers and administer various regulations governing the activities of auctioneers. The Company believes that it is in substantial compliance with all material licensing requirements in all states in which licenses are required for auctioneers and in which the Company operates.

     Insurance -- The Company currently maintains errors and omissions, directors' and officers' liability, property, casualty and workers' compensation insurance, with policy limits which the Company believes are adequate. The Company periodically reviews and revises such limits.

     Employees -- At March 13, 1998, the Company employed approximately 60 full-time and 2 part-time persons compared with 58 full-time and 2 part-time persons at March 28, 1997. None of the Company's employees are represented by a collective bargaining agent.

ITEM 2. PROPERTIES

     The executive and administrative offices of the Company are located at 530 Wilshire Boulevard, Suite 101, Santa Monica, California, and consist of approximately 9,000 square feet in a four story office building which the Company purchased in April 1995. In March 1997, the Company sold the 530 Wilshire Blvd property and executed a lease agreement for the office space which it continues to occupy for approximately $260,000 per year.

     The Company also leases space for its regional and branch offices. These facilities aggregate approximately 6,000 square feet, with an annual aggregate base rental of approximately $227,000. The leases expire within the next five years. The Company believes that it will be able to renew any expiring leases or obtain suitable office space to replace such leased facilities, as necessary, without any material increase in the Company's rental costs. As described in
Item 1 hereof, the Company acquires and disposes of income producing property in the ordinary course of its business (See Note 3 of Notes to Consolidated Financial Statements in Item 8 hereof).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Certificate of Incorporation was amended to effect an increase in the number of authorized shares of common stock and preferred stock. This amendment was approved at a Special Meeting of Stockholders held on December 15, 1997 with 79% of the shares voted for and 21% shares abstaining.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The NASDAQ National Market under the symbol: KWIC. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported in the NASDAQ National Market, adjusted for a one-for-ten reverse stock split effective November 21, 1995 and a 20% stock dividend effective October 27, 1997:

                                                             HIGH        LOW
                                                             ----        ---
1995
  First Quarter............................................   14 3/5      7 2/7
  Second Quarter...........................................  10 3/7       6 1/4
  Third Quarter............................................    9 8/9      4 1/6
  Fourth Quarter...........................................    6 7/9      4 1/6
1996
  First Quarter............................................    5          4 1/6
  Second Quarter...........................................    8          4 1/4
  Third Quarter............................................    8 1/8      6 7/8
  Fourth Quarter...........................................    9          6 7/8
1997
  First Quarter............................................   10 3/7      8
  Second Quarter...........................................   13 1/3      9 3/5
  Third Quarter............................................   15         12
  Fourth Quarter...........................................   20         11 1/2
1998
  First Quarter............................................   22 7/8     16 1/2

     As of March 13, 1998, there were 45 holders of record and approximately 1,200 beneficial holders of the Company's Common Stock. Since the completion of the Company's initial public offering in August 1992, the Company has paid no cash dividends, and has no present intention to commence the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company as of and for each of the five fiscal years ended December 31, 1997. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1997      1996       1995      1994      1993
                                                  -------   -------   --------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Total revenues..................................  $26,999   $31,967   $ 20,610   $38,647   $25,910
Total expenses..................................  $22,768   $28,376   $ 33,752   $37,589   $26,722
Income (loss) from operations...................  $ 4,231   $ 3,591   $(13,142)  $ 1,058   $  (812)
Net income (loss)...............................  $ 4,030   $ 3,531   $(13,186)  $ 1,010   $  (813)
Basic net income (loss) before extraordinary
  items per share...............................  $  2.91   $  2.24   $  (7.83)  $  0.60   $ (0.48)
Basic extraordinary item per share..............  $  0.06       N/A        N/A       N/A       N/A
Basic net income per share......................  $  2.97   $  2.24   $  (7.83)  $  0.60   $ (0.48)
Basic weighted average shares...................    1,357     1,575      1,683     1,687     1,698
Diluted net income(loss) before extraordinary
  items per share...............................  $  2.87   $  2.24        N/A   $  0.59       N/A
Diluted extraordinary item per share............  $  0.06       N/A        N/A       N/A       N/A
Diluted net income per share....................  $  2.93   $  2.24        N/A   $  0.59       N/A
Diluted weighted average shares.................    1,375     1,576        N/A     1,708       N/A


                                                                 AS OF DECEMBER 31,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.....................................  $45,718   $51,114   $37,651   $37,014   $32,231
Total liabilities................................  $34,124   $40,732   $29,706   $15,995   $11,924
Total stockholders' equity.......................  $11,594   $10,382   $ 7,945   $21,019   $20,307

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations for the Years ended December 31, 1997, 1996 and 1995

     Commissions were virtually unchanged at $5.9 million from 1996 and down 10% from $6.5 million in 1995 as a result of a decrease in residential auction-marketing, both in number of auctions and value of properties sold and a decline in commission rates due to competitive pressures. Sales of residential real estate decreased 66% in 1997 compared with 1996 as a result of decreased sales of residential real estate held for sale. Sales of residential real estate in 1996 included three significant sales from three condominium projects located in Hawaii, San Francisco and Los Angeles. This compares to sales of residential real estate of $10.6 million in 1995. Cost of residential real estate sold related to these sales also decreased 66% to $5.6 million in 1997 compared to $16.5 million in 1996 and $10.5 million in 1995. In addition, cost of sales as a percentage of revenue decreased to 83% in 1997 from 84% in 1996 and 99% from 1995.

     Gain on sale of commercial real estate in the amount of $6.3 million for 1997 consists of the sale of four commercial properties in the ordinary course of business. In 1996 the Company also sold a commercial property, for a net gain of $1.5 million. There were no commercial property sales in 1995, See Note 3 of Notes to Consolidated Financial Statements.

     Gain on restructured notes receivable in the amount of $4 million in 1997 reflects the Company's increased expansion in the acquisition and disposition of non-performing and under-performing real estate collateralized note receivable portfolios. The notes are typically purchased at a substantial discount from government agencies. See Item 1 and Note 2 of Notes to Consolidated Financial Statements for further discussion.

     Commission and marketing expenses decreased 40% in 1997 to $928,000 from $1.6 million in 1996, which in turn decreased from $2.6 million in 1995. Commission and marketing expenses decreased as a percentage of commission revenue due to the lower costs associated with commercial brokerage compared with auctions.

     Compensation and related expenses increased by 61% in 1997 from 1996 due to an increased number of executive employees and increased incentive compensation. In comparison, compensation decreased 20% in 1996 from 1995 due to the reduced number of employees resulting from the 1995 sale of a portion of the Company's Commercial Brokerage Division and Australian subsidiary.

     General and administrative expense increased 51% in 1997 to $4.7 million from $3.1 million in 1996 which in turn decreased from $5.8 million in 1995. The increase in 1997 was primarily due to increase in occupancy expense from the new office in New York and corporate office rent, See Item 2. Additionally, legal expense increased in connection with the collection and restructuring of notes receivable, leasing and sales of commercial and residential properties. Consulting and outside services increased primarily in connection with acquisition of real estate and the evaluation and collection of notes receivable. Property and liability insurance also increased due to the acquisition of commercial real estate and construction of residential real estate projects.

     In 1995, the Company sold a portion of its Commercial Brokerage Division, including European operations, and its Australian subsidiary. As a result, the Company took a non-cash charge of $6,000,000 to reflect costs associated with these actions. See Note 9 of Notes to Consolidated Financial Statements for further discussion of the restructuring.

     Year 2000 Compliance -- The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process information containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     As the Company principally relies on third party vendors for its applications, the Company has communicated with other companies whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been determined and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that the estimates will be achieved and actual results could differ from those plans.

  Liquidity and Capital Resources

     The Company believes that cash and cash equivalents at December 31, 1997 of $10.4 million, plus expected cash generated from ongoing real estate marketing operations, continued sales of real estate owned, collections from notes receivable, as well as a working capital line of credit, will provide the Company with sufficient resources to fund its present and reasonably foreseeable operations. The Company has not historically required major capital expenditures to support its marketing operations. However, the Company believes that its ability to make advances to its clients' marketing budgets provides a competitive advantage. The Company's liquidity may in the future be adversely affected by lower commission rates, or increased contributions to marketing budgets, caused by competition from other marketing companies. Liquidity could also be adversely affected by the Company's ability to sell real estate it has acquired.

     As discussed in Notes 7 and 8 of Notes to Consolidated Financial Statements, the Company is obligated under various notes payable and mortgages payable, which are secured by notes receivable and real estate held for sale. Approximately $4.8 million of notes payable and $639,000 of mortgages are due in 1998. The Company anticipates that these amounts will be repaid from proceeds from the sale of the related collateral.

     To the extent the Company engages in additional strategic investments, including real estate and note portfolio acquisitions, the Company may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. The Company has historically been successful in arranging the required financing for its investment activities. The increase in 1997 in the Company's acquisition line of credit to $10 million, the additional lines of credit secured in 1997, and the bank financing obtained for 1997 acquisitions, support the Company's belief that it should be able to continue to secure the capital resources necessary to fund its investments. (See Notes 8,9 and 10 of Notes to Consolidated Financial Statements).

  Forward Looking Statements

     Management's Discussion and Analysis of Financial Conditions and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results, including (a) the inability to lease currently vacant space in the Company's properties; (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) increases in certain operating costs at the Company's properties; (e) decreases in rental rate available from tenants leasing space in the Company's properties; (f) unavailability of financing for acquisitions, development and redevelopment of properties by the Company; (g) increases in interest rates; and (h) a general economic downturn resulting in lower rents, rent delinquencies, and other downward pressure on commissions, occupancies and rents at properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable. [See Item 305 of Reg. 5-K]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   10
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   11
Consolidated Statements of Operations for the Three Years
  Ended December 31, 1997...................................   12
Consolidated Statements of Stockholders' Equity for the
  Three Years Ended December 31, 1997.......................   13
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1997...................................   14
Notes to Consolidated Financial Statements..................   15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Kennedy-Wilson, Inc. and Subsidiaries
Santa Monica, California

     We have audited the accompanying consolidated balance sheets of Kennedy-Wilson, Inc. and subsidiaries (the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Los Angeles, California
March 2, 1998

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Cash and cash equivalents...................................  $ 10,448,000    $  1,901,000
Cash -- restricted..........................................       174,000         396,000
Accounts receivable -- other................................     1,018,000         994,000
Notes receivable (Notes 2 and 7)............................     9,546,000      13,787,000
Real estate held for sale (Notes 3, 8, 10 and Schedule
  III)......................................................    18,628,000      28,800,000
Investments with related parties and non-affiliates (Notes 4
  and 10)...................................................     4,899,000       3,803,000
Other assets (Note 5).......................................     1,005,000       1,433,000
                                                              ------------    ------------
          TOTAL ASSETS......................................  $ 45,718,000    $ 51,114,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................  $    666,000    $    893,000
  Accrued expenses and other liabilities....................     4,553,000       2,211,000
  Notes payable (Note 7)....................................     4,764,000       8,195,000
  Borrowing under lines of credit (Note 6)..................     9,039,000       8,917,000
  Mortgage notes payable (Note 8 and Schedule III)..........    15,102,000      20,516,000
                                                              ------------    ------------
          Total liabilities.................................    34,124,000      40,732,000
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY (Notes 13, 14, 15, 16 and 19):
  Preferred stock, $.01 par value; shares authorized;
     1,000,000 in 1997 and 500,000 in 1996, none issued.....            --              --
  Common stock $.01 par value; shares authorized; 5,000,000
     in 1997 and 2,000,000 in 1996, issued and outstanding;
     1,316,344 in 1997 and 1,482,719 in 1996................        13,000          12,000
  Additional paid-in capital................................    23,814,000      21,638,000
  Accumulated deficit.......................................   (10,913,000)    (11,268,000)
  Notes receivable from stockholders........................    (1,320,000)             --
                                                              ------------    ------------
          Total stockholders' equity........................    11,594,000      10,382,000
                                                              ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 45,718,000    $ 51,114,000
                                                              ============    ============

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1997          1996           1995
                                                          -----------   -----------   ------------
REVENUES:
  Commissions...........................................  $ 5,001,000   $ 4,821,000   $  6,468,000
  Commissions -- related parties (Note 10)..............      894,000     1,052,000         89,000
  Sales of residential real estate......................    6,753,000    19,743,000     10,631,000
  Equity in income of investments with related parties
     and non-affiliates (Note 4)........................    1,431,000       178,000        138,000
  Gain on sale of commercial real estate................    6,339,000     1,454,000             --
  Gain on restructured notes receivable (Note 2)........    4,036,000     3,057,000        160,000
  Rental income, net....................................    1,629,000     1,467,000        642,000
  Interest income.......................................      535,000       102,000         82,000
  Sale of assets and subsidiary (Note 9)................           --            --      1,926,000
  Other income..........................................      381,000        93,000        474,000
                                                          -----------   -----------   ------------
  TOTAL REVENUE.........................................   26,999,000    31,967,000     20,610,000
                                                          -----------   -----------   ------------
OPERATING EXPENSES:
  Commissions and marketing expenses....................      928,000     1,560,000      2,617,000
  Auction-marketing expenses, net -- related parties....           --            --         12,000
  Cost of residential real estate sold..................    5,592,000    16,523,000     10,488,000
  Cost of residential real estate sold -- related
     parties............................................           --       209,000        122,000
  Compensation and related expenses (Notes 12, 17, and
     18)................................................    7,658,000     4,726,000      5,883,000
  General and administrative (Note 11)..................    4,661,000     3,126,000      5,800,000
  Depreciation and amortization.........................      790,000       268,000        623,000
  Interest expense......................................    3,139,000     1,964,000      1,472,000
  Cost of assets and subsidiary sold (Note 9)...........           --            --        735,000
  Restructuring charge (Note 9).........................           --            --      6,000,000
                                                          -----------   -----------   ------------
  TOTAL OPERATING EXPENSES..............................   22,768,000    28,376,000     33,752,000
                                                          -----------   -----------   ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEMS...................................    4,231,000     3,591,000    (13,142,000)
PROVISION FOR INCOME TAXES (Note 11)....................      280,000        60,000         44,000
                                                          -----------   -----------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS................    3,951,000     3,531,000    (13,186,000)
                                                          -----------   -----------   ------------
EXTRAORDINARY ITEMS (Note 20)...........................       79,000            --             --
                                                          -----------   -----------   ------------
NET INCOME (LOSS).......................................  $ 4,030,000   $ 3,531,000   $(13,186,000)
                                                          ===========   ===========   ============

Basic net income (loss) before extraordinary items per
  share.................................................        $2.91         $2.24         $(7.83)
Basic extraordinary items per share.....................        $0.06            --             --
Basic net income (loss) per share.......................        $2.97         $2.24         $(7.83)
Basic weighted average shares...........................    1,356,777     1,574,855      1,683,429

Diluted net income (loss) before extraordinary items per
  share.................................................        $2.87         $2.24            N/A
Diluted extraordinary items per share...................        $0.06            --             --
Diluted net income (loss) per share.....................        $2.93         $2.24            N/A
Diluted weighted average share..........................    1,374,951     1,576,435            N/A


                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1997

                                 COMMON STOCK                                        ACCUMULATED      NOTES
                              -------------------     ADDITIONAL      ACCUMULATED    TRANSLATION    RECEIVABLE
                               SHARES     AMOUNT    PAID IN CAPITAL     DEFICIT      ADJUSTMENT    STOCKHOLDERS      TOTAL
                              ---------   -------   ---------------   ------------   -----------   ------------   ------------
BALANCE, JANUARY 1, 1995....  1,686,119   $17,000     $22,783,000     $ (1,613,000)   $(168,000)            --    $ 21,019,000
Foreign currency translation
  adjustment................         --        --              --               --      168,000             --         168,000
Issuance of common stock....        600        --           6,000               --           --             --           6,000
Repurchase of common
  stock.....................     (6,000)       --         (62,000)              --           --             --         (62,000)
Net loss....................         --        --              --      (13,186,000)          --             --     (13,186,000)
                              ---------   -------     -----------     ------------    ---------    -----------    ------------
BALANCE, DECEMBER 31,
  1995......................  1,680,719    17,000      22,727,000      (14,799,000)          --             --       7,945,000
Repurchase of common
  stock.....................   (198,000)   (2,000)     (1,091,000)              --           --             --      (1,093,000)
Net income..................         --                                  3,531,000           --             --       3,531,000
                              ---------   -------     -----------     ------------    ---------    -----------    ------------
BALANCE, DECEMBER 31,
  1996......................  1,482,719    15,000      21,636,000      (11,268,000)          --             --      10,383,000
Repurchase of common
  stock.....................   (166,375)   (2,000)     (1,497,000)              --                                  (1,499,000)
Stock dividend..............         --        --       3,675,000       (3,675,000)          --             --               0
Notes receivable from
  stockholders..............         --        --              --               --           --    $(1,320,000)     (1,320,000)
Net income..................         --        --              --        4,030,000           --             --       4,030,000
                              ---------   -------     -----------     ------------    ---------    -----------    ------------
BALANCE, DECEMBER 31,
  1997......................  1,316,344   $13,000     $23,814,000     $(10,913,000)          --    $(1,320,000)   $ 11,594,000
                              =========   =======     ===========     ============    =========    ===========    ============

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1997           1996           1995
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  4,030,000   $  3,531,000   $(13,186,000)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................       790,000        268,000        623,000
  Equity in income of investments with related parties and
    non-affiliates..........................................    (1,431,000)      (178,000)      (139,000)
  Gains on sales of real estate.............................    (7,500,000)    (1,454,000)       (20,000)
  Gains on sales of assets, subsidiary and partnership......            --             --     (1,543,000)
  Restructuring charge......................................            --             --      6,000,000
  Extraordinary gain, net...................................       (79,000)            --             --
Change in assets and liabilities:
  Cash -- restricted........................................       222,000       (217,000)       718,000
  Accounts receivable -- other..............................       (24,000)       751,000      3,706,000
  Other assets..............................................      (184,000)      (720,000)      (560,000)
  Accounts payable..........................................      (227,000)      (191,000)      (335,000)
  Accrued expenses and other liabilities....................     2,343,000       (937,000)       222,000
                                                              ------------   ------------   ------------
         Total adjustments..................................    (6,090,000)    (2,678,000)     8,672,000
                                                              ------------   ------------   ------------
         Net cash provided by (used in) operating
           activities.......................................    (2,060,000)       853,000     (4,514,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment...............      (178,000)      (197,000)      (160,000)
Dispositions furniture, fixtures and equipment..............            --        559,000         24,000
Purchase and additions to real estate held for sale.........   (18,841,000)   (21,341,000)   (31,150,000)
Proceeds from sales of real estate held for sale............    36,304,000     25,914,000     10,631,000
Notes receivable............................................     4,241,000    (13,552,000)       235,000
Loan receivable from stockholders...........................    (1,320,000)            --             --
Sales of assets, subsidiary and partnership.................            --             --      6,437,000
Distribution from partnerships..............................     2,775,000         20,000      1,293,000
Investment in partnerships..................................    (2,153,000)    (3,607,000)      (139,000)
                                                              ------------   ------------   ------------
         Net cash provided by (used in) investing
           activities.......................................    20,828,000    (12,204,000)   (12,829,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations......................            --             --          6,000
Issuance of mortgage notes payable..........................    14,320,000     26,577,000        (61,000)
Repayment of mortgage notes payable.........................   (19,734,000)   (30,510,000)    28,879,000
Borrowings under lines of credit............................    14,063,000     15,345,000    (12,040,000)
Repayment of lines of credit................................   (13,941,000)    (7,453,000)            --
Borrowings under notes payable..............................     3,737,000     10,128,000      1,925,000
Repayment of notes payable..................................    (7,168,000)    (1,933,000)    (4,861,000)
Repurchase of common stock..................................    (1,498,000)    (1,094,000)       (62,000)
                                                              ------------   ------------   ------------
         Net cash used in financing activities..............   (10,221,000)    11,060,000     13,786,000
                                                              ------------   ------------   ------------
         Net increase (decrease) in cash....................     8,547,000       (291,000)    (3,407,000)
CASH, BEGINNING OF YEAR.....................................     1,901,000      2,192,000      5,599,000
                                                              ------------   ------------   ------------
CASH, END OF YEAR...........................................  $ 10,448,000   $  1,901,000   $  2,192,000
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
  Interest, net of capitalized interest of $340,000 in 1997,
    $57,000 in 1996 and $606,000 in 1995 respectively.......  $  2,930,000   $  2,113,000   $  1,373,000
  Income taxes..............................................  $    246,000   $     34,000   $     33,000

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      THREE YEARS ENDED DECEMBER 31, 1997



NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     The Company -- Kennedy-Wilson, Inc. is a Delaware corporation, which was incorporated in 1992. Kennedy-Wilson, Inc. and its wholly owned subsidiaries (the "Company") provide real estate brokerage and marketing services throughout the United States, and Asia, primarily to financial institutions, developers and government agencies. The Company also acquires, renovates and resells residential and commercial real estate; invests in non-performing note receivable portfolios; and invests in various real estate joint ventures.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and partnerships in which the Company has a controlling interest. For foreign operations, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. All significant inter-company transactions have been eliminated.

     Investments in Partnership -- The Company accounts for investments in partnerships with a non-controlling interest of 50% or less using the equity method.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition

     Commissions are generally recognized when all services to be provided by the Company have been performed and title to real property has passed from the seller to the buyer.

     Residential real estate sales revenue and gains on sale of commercial property are recognized at the close of escrow when title to the real property passes to the buyer. The Company follows the guidelines for profit recognition as set forth by Statement of Financial Accounting Statement No. 66 Accounting for Sales of Real Estate.


     Gains on notes receivable are recognized ratably upon receipt of cash or a restructured note including a significant cash component.


     Basic Net Income Per Share -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.


     The basic weighted average number of shares used to compute net income per share (restated for the 10 for 1 reverse stock split in 1995 and the 20% stock dividend in 1997) was 1,356,777, 1,574,855, and 1,602,079 for the years ended
December 31, 1997, 1996 and 1995, respectively. The diluted weighted average number of shares used to compute net income per share were 1,374,951 [and 1,576,435 for the years ended December 31, 1997 and 1996, respectively. For 1995, the diluted per share computation was not applicable.]


     Cash and Cash Equivalents -- Cash consists of cash and all highly liquid investments purchased with maturities of three months or less and deposits in escrow.

     Long Lived Assets -- During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Among other provisions, the statement changed current accounting practices for the evaluation of

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

impairment of long-lived assets. The adoption did not have a material effect on the Company's financial statements.

  Fair Value of Financial Instruments

     Cash, Accounts Receivable and Accounts Payable -- The carrying amounts approximate fair value because of the short maturities of these instruments.

     Bank Line of Credit -- The carrying amounts approximate fair value because of the short maturity and because the interest varies with the prime rate. See
Note 6.

     Notes Receivable and Notes Payable -- The carrying amounts approximate fair value because of the short-term nature of these instruments. See Notes 2 and 7.

     Concentration of Credit Risk -- Financial instruments that subject the Company to credit risk consist primarily of accounts and notes receivable and cash and cash equivalents. Credit risk is generally diversified due to the large number of entities composing the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits.

     Inflation -- The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of the Company's leases are for term of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if rents are below then existing market rates. Many of the Company's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

     Adoption of Accounting Standards -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130 Reporting for Comprehensive Income and No. 131, Disclosure about Segments of an Enterprise and Related Information. These Statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

     Reclassification -- Certain reclassifications have been made to the 1996 and 1995 balances to conform with the 1997 presentation.

NOTE 2 -- NOTES RECEIVABLE

     Notes receivable consists primarily of non-performing loan portfolios acquired from government agencies. The notes are typically secured by real estate, UCC-1 filings, or are guaranteed by the borrowers.

     During 1997, the Company purchased two portfolios of non-performing loans for approximately $2.4 million. Also during 1997, the Company secured cash settlements in the amount of approximately $12 million including interest, and restructured notes receivable in the amount of $1.2 million.

NOTE 3 -- REAL ESTATE HELD FOR SALE

     Real estate held for sale is comprised of commercial and residential properties stated at cost plus additional capital improvements less accumulated depreciation and amortization of $119,000 and $588,000 at December 31, 1997 and 1996 respectively.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

     Real estate held for sale includes the following:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                   1997            1996
                                                              --------------    -----------
COMMERCIAL PROPERTIES:
  530 Wilshire Blvd., Santa Monica, California -- 47,000
     square foot office building............................              --    $ 7,853,000
  10301 Pico, Los Angeles, California -- 50,000 square foot
     office building........................................              --      4,112,000
  1131 Wilshire Blvd., Santa Monica, California -- 20,000
     square foot office building............................              --      2,873,000
  1304 15th St. Santa Monica, California -- 37,000 square
     foot office building...................................  $    4,889,000      4,437,000
  4350 11th Ave, Los Angeles, California -- 9,000 square
     foot office building...................................         438,000             --
  301 S. Fair Oaks, Pasadena, California -- 55,000 square
     foot office building...................................       8,808,000             --
  150 E. Colorado, Pasadena, California -- 61,000 square
     foot office building...................................              --      5,808,000
                                                              --------------    -----------
                                                              $14,135,000.00    $25,083,000
RESIDENTIAL PROPERTIES:
  Vista Waikoloa, Waikoloa, HI -- 40 condominium units......              --      1,494,000
  Villa Del Este, Corona Del Mar, California -- 14
     condominium units......................................         112,000      2,223,000
  Vista Del Valle, Granada Hills, California, 10 lots zoned
     for residential units..................................       2,810,000             --
  Residential Home, Pacific Palisades, California...........         608,000             --
  Younguist, Juneau, Alaska -- 9 lots zoned for residential
     units..................................................         433,000             --
  Residential Home, Los Angeles, CA.........................         237,000             --
  DDR, Riverside, California -- 31 lots zoned for
     residential units......................................         293,000             --
                                                              --------------    -----------
                                                                   4,493,000      3,717,000
                                                              --------------    -----------
                                                              $   18,628,000    $28,800,000
                                                              ==============    ===========

     All real estate held for sale at December 31, 1997, except for Younguist, DDR, 5241 Franklin and 4350 11th Ave, are collateralized by certain mortgage loans (See Note 10 -- Mortgage notes payable). Commercial buildings and improvements are depreciated on the straight-line method over the estimated useful lives as follows:

     Building -- 39 years
     Tenant Improvement -- shorter of lease term or useful life ranging from 2 to 5 years

     Depreciation expense was $428,000, $535,000, $412,000 for 1997, 1996 and
1995, respectively.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

NOTE 4 -- INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

     The Company has a number of joint venture interests ranging from 20% to 50%, some with related parties, that were formed to acquire, manage, develop and or sell real estate assets. These investments are accounted for under the equity method. Summarized financial data of the ventures is as follows:

                                                                       DECEMBER 31, 1997
                                                          -------------------------------------------
                                                          WITH RELATED        WITH
                                                            PARTIES      NON-AFFILIATES      TOTAL
                                                          ------------   --------------   -----------
BALANCE SHEET
  ASSETS
     Cash and cash equivalents..........................  $ 3,319,000      $1,159,000     $ 4,478,000
     Receivable.........................................    1,816,000         455,000       2,271,000
     Real Estate........................................   52,050,000         972,000      53,022,000
                                                          -----------      ----------     -----------
          TOTAL ASSETS..................................  $57,185,000      $2,586,000     $59,771,000
                                                          ===========      ==========     ===========
LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
     Accounts payable and accrued expense...............  $ 2,248,000      $  524,000     $ 2,772,000
     Mortgages payable..................................   43,836,000              --      43,836,000
                                                          -----------      ----------     -----------
          Total Liabilities.............................   46,084,000         524,000      46,608,000
                                                          -----------      ----------     -----------
  PARTNERS' CAPITAL:
     Kennedy-Wilson.....................................    3,509,000       1,390,000       4,899,000
     Related parties....................................    7,592,000              --       7,592,000
     Other partners.....................................           --         672,000         672,000
                                                          -----------      ----------     -----------
          Total partners' capital.......................   11,101,000       2,062,000      13,163,000
                                                          -----------      ----------     -----------
          TOTAL LIABILITIES AND
            PARTNERS' CAPITAL...........................  $57,185,000      $2,586,000     $59,771,000
                                                          ===========      ==========     ===========

                                                                 YEAR ENDED DECEMBER 31, 1997
                                                          -------------------------------------------
                                                          WITH RELATED        WITH
                                                            PARTIES      NON-AFFILIATES      TOTAL
                                                          ------------   --------------   -----------
STATEMENT OF OPERATIONS:
  Revenues..............................................  $12,913,000      $9,284,000     $22,197,000
  Expenses..............................................   12,238,000       7,393,000      19,631,000
                                                          -----------      ----------     -----------
          Net income....................................  $   675,000      $1,891,000     $ 2,566,000
                                                          ===========      ==========     ===========
  Net income allocated to:
     Kennedy-Wilson.....................................  $   115,000      $1,316,000     $ 1,431,000
     Related parties....................................      560,000              --         560,000
     Other partners.....................................           --         575,000         575,000
                                                          -----------      ----------     -----------
                                                          $   675,000      $1,891,000     $ 2,566,000
                                                          ===========      ==========     ===========

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

                                                            DECEMBER 31, 1996
                                              ---------------------------------------------
                                              WITH RELATED         WITH
                                                PARTIES       NON-AFFILIATES       TOTAL
                                              ------------    --------------    -----------
BALANCE SHEET
  ASSETS
     Cash and cash equivalents..............  $   463,000       $   15,000      $   478,000
     Receivable.............................       32,000           44,000           76,000
     Real Estate............................   31,018,000        5,829,000       36,847,000
                                              -----------       ----------      -----------
          TOTAL ASSETS......................  $31,513,000       $5,888,000      $37,401,000
                                              ===========       ==========      ===========
  LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
     Accounts payable and accrued expense...  $   173,000       $   38,000      $   211,000
     Mortgages payable......................   18,354,000        4,480,000       22,834,000
                                              -----------       ----------      -----------
          Total Liabilities.................   18,527,000        4,518,000       23,045,000
                                              -----------       ----------      -----------
  PARTNERS' CAPITAL:
     Kennedy-Wilson.........................    3,118,000          685,000        3,803,000
     Related parties........................    9,868,000               --        9,868,000
     Other partners.........................           --          685,000          685,000
                                              -----------       ----------      -----------
          Total partners' capital...........   12,986,000        1,370,000       14,356,000
                                              -----------       ----------      -----------
          TOTAL LIABILITIES AND PARTNERS'
            CAPITAL.........................  $31,513,000       $5,888,000      $37,401,000
                                              ===========       ==========      ===========

                                                        YEAR ENDED DECEMBER 31, 1996
                                                --------------------------------------------
                                                WITH RELATED         WITH
                                                  PARTIES       NON-AFFILIATES      TOTAL
                                                ------------    --------------    ----------
STATEMENT OF OPERATIONS:
  Revenues....................................  $  2,195,000       $390,000       $2,585,000
  Expenses....................................     1,690,000        258,000        1,948,000
                                                ------------       --------       ----------
          Net income..........................  $    505,000       $132,000       $  637,000
                                                ============       ========       ==========
  Net income allocated to:
     Kennedy-Wilson...........................  $    112,000       $ 66,000       $  178,000
     Related parties..........................       393,000         66,000          459,000
     Other partners...........................            --             --               --
                                                ------------       --------       ----------
                                                $    505,000       $132,000       $  637,000
                                                ============       ========       ==========

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

                                                        YEAR ENDED DECEMBER 31, 1995
                                                --------------------------------------------
                                                WITH RELATED         WITH
                                                  PARTIES       NON-AFFILIATES      TOTAL
                                                ------------    --------------    ----------
STATEMENT OF OPERATIONS:
  Revenues....................................  $         --      $2,307,000      $2,307,000
  Expenses....................................            --       2,031,000       2,031,000
                                                ------------      ----------      ----------
          Net income..........................  $         --      $  276,000      $  276,000
                                                ============      ==========      ==========
  Net income allocated to:
     Kennedy-Wilson...........................  $         --      $  138,000      $  138,000
     Related parties..........................            --         138,000         138,000
     Other partners...........................            --              --              --
                                                ------------      ----------      ----------
                                                $         --      $  276,000      $  276,000
                                                ============      ==========      ==========

     The related party transactions are with Goodwin Gaw and his company Pioneer Industries International. Mr. Gaw holds 9.5% of the Company's stock and is also a director of the Company.


     The agreement for one of the investments with non-affiliates, known as Hilltop Colony LLC, was amended, resulting in approximately $335,000 of additional net income allocated to the Company.


NOTE 5 -- OTHER ASSETS

     Other assets consist of the following:


                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Office furniture and equipment..............................  $  192,000    $  917,000
Leasehold improvements......................................      20,000       176,000
Equipment under capital leases..............................      44,000            --
                                                              ----------    ----------
                                                                 256,000     1,093,000
Less accumulated depreciation and amortization..............    (100,000)     (735,000)
                                                              ----------    ----------
                                                                 156,000       358,000
Prepaid insurance, taxes and commissions....................     337,000       353,000
Loan fees...................................................     225,000       226,000
Deposits....................................................     120,000       179,000
Acquisition and organization costs..........................     114,000       117,000
Other.......................................................      53,000       200,000
                                                              ----------    ----------
                                                              $1,005,000    $1,433,000
                                                              ==========    ==========


NOTE 6 -- BORROWINGS UNDER LINES OF CREDIT

     In August 1997, the Company entered into an agreement for a real estate acquisition facility in the amount of $60 million. $20 million of the facility will provide 75% to 90% of the equity required for related investments, at a rate of LIBOR plus 3.25% and a profit participation of 30% to 50%. The remaining $40 million will be for debt financing of up to 80% of the cost at a rate of LIBOR plus 3.25%. As of December 31, 1997, there was no balance outstanding under this agreement.

     In July 1997, the Company executed a letter of intent for a commercial property acquisition facility in the amount of $100 million. The facility will fund 85% of the cost of acquisitions and improvements with an initial

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

rate of LIBOR plus 350 basis points. As of December 31, 1997, there was no balance outstanding under this letter of intent.

     In July 1997, the Company entered into an agreement for an acquisition facility of $24 million to be used to purchase loans. $6 million of the facility will provide 75% to 90% of the total acquisition equity for related investments, with a rate of LIBOR plus 425 basis points and a 30 to 45% profit participation. The remaining $18 million will be for debt financing of up to 80% of acquisition cost with a rate of LIBOR plus 375 basis points. As of December 31, 1997, there was no balance outstanding under this agreement.

     In May 1997, the Company entered into a loan agreement that provides the Company with a $6 million credit facility to acquire additional notes receivable (See Note 2). The outstanding balance as of December 31, 1997 was approximately $3.8 million. The facility bears interest at Prime plus 1.5% and matures in May 1998.

     In 1996, the Company entered into a loan agreement that provides the Company with a $10.0 million credit facility (the "facility") which includes up to $8.0 million in an acquisition facility and $2.0 million in an unsecured working capital facility. In July 1997, the line of credit was increased from $10 million to $12 million. $4 million of the facility is unsecured, and the remaining $8 million of the facility is secured by real estate owned by the Company. The actual availability under the secured facility is limited based on the equity in such real estate. Proceeds from the sale of such secured real estate are used to pay down the acquisition facility. This facility has a rate of LIBOR plus 325 basis points. The working capital facility is due in full in June 1998 and the acquisition facility will be due in full in 18 months from the date of each advance. The outstanding balance as of December 31, 1998 was $8,952,000. The principal balance is estimated to be paid in full during 1998.

     The Company's Japanese subsidiary has unsecured lines of credit aggregating approximately $500,000 under which $86,000 in borrowings were outstanding at December 31, 1997. These borrowings bear interest at rates from 1.9% to 2.6% per annum.

NOTE 7 -- NOTES PAYABLE

     Notes payable were incurred primarily in connection with the acquisition of notes receivable (See Note 2), and included the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Note payable, 10% fixed interest rate payable monthly, due
  in full March 1, 1998, secured by notes receivable of
  $3,857,000................................................          --    $2,867,000
  Note payable, variable interest rate based on the Prime
     Rate plus 2%, payable monthly, 10.25% at December 31,
     1996, due in full December 31, 1997, secured by notes
     receivable of $1,917,000...............................          --     1,330,000
Note payable, variable interest rate based on LIBOR plus
  4.25%, payable monthly....................................          --     3,998,000
Note payable, variable interest rate based on Prime Rate
  plus 1.5%, payable monthly, 10% at December 31, 1997, due
  in full June 1998, secured by notes receivable of
  $1,250,000................................................  $1,000,000            --
Note payable, variable interest rate based on Prime Rate
  plus 1.5%, payable monthly, 10% at December 31, 1997, due
  in full May 1998, secured by notes receivable of
  $6,545,000................................................   3,764,000            --
                                                              ----------    ----------
                                                              $4,764,000    $8,195,000
                                                              ==========    ==========

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

     Principal is paid monthly based on a percentage of cash collections on the notes receivable. The percentage of cash flow paid out is 80% of cash collections. Principal balances are estimated to be paid in full during 1998.

NOTE 8 -- MORTGAGE NOTES PAYABLE

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
COMMERCIAL PROPERTIES:
  Mortgage note payable, variable interest based on LIBOR,
     8.32% at December 31, 1997, principal and interest
     payable monthly, due September 1, 2003,
     collateralized by 1304 15th Street...................  $ 2,952,000    $ 3,133,000
  Mortgage note payable, variable interest based on Prime
     Rate plus 1%, 9.5% at December 31, 1997, principal
     and interest payable monthly, due September 1, 2003,
     collateralized by 1304 15th Street...................      885,000             --
  Mortgage note payable, fixed interest based on the LIBOR
     plus 1.75%, 7.5% at December 31, 1997 principal and
     interest payable monthly, due December 1, 2004,
     collateralized by 301 S. Fair Oaks...................    7,300,000             --
  Mortgage note payable, fixed interest of 10%, principal
     and interest payable from excess cash flow, due
     November 24, 1999, collateralized by 301 S. Fair
     Oaks.................................................    1,250,000             --
  Mortgage note payable, 7.9% fixed interest, principal
     and interest payable monthly due February 1, 2003,
     collateralized by 530 Wilshire Blvd..................           --      5,924,000
  Mortgage note payable, variable interest based on LIBOR
     plus 3.75%, 9.4% at December 31, 1996, principal and
     interest payable monthly, due December 1, 2001,
     collateralized by 150 E. Colorado....................           --      3,850,000
  Mortgage note payable, variable interest based on the
     Prime Rate plus 4%, 9.5% at December 31, 1996,
     principal and interest payable monthly, due October
     31, 1999, collateralized by 150 E. Colorado..........           --      1,125,000
  Mortgage note payable, variable interest based on the
     weekly average of secondary market interest rate on
     6-month CD rounded upwards to the nearest one-eighth
     of one percentage point (0.125%), 8.1% at December
     31, 1996 and 8.375% at December 31, 1995, due April
     1, 2003, collateralized by 10301 Pico Blvd...........           --      2,798,000
  Mortgage note payable, variable interest based on Prime
     Rate plus 1%, 7.7% at December 31, 1996, principal
     and interest payable monthly, due August 1, 2001,
     collateralized by 1131 Wilshire Blvd.................           --      2,009,000
                                                            -----------    -----------
                                                             12,387,000     18,839,000

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
RESIDENTIAL PROPERTIES:
  Mortgage note payable, variable interest based on the
     Prime Rate plus 4%, 9.5% at December 31, 1996,
     principal and interest payable monthly, due October
     31, 1999, collateralized by Vista Del Valle..........    2,294,000             --
  Mortgage note payable, variable interest based on Prime
     Rate plus 1.5%, interest payable monthly, due
     December 7, 1998, collateralized by 737 Almar........      421,000             --
  Mortgage note payable, variable interest based on Prime
     Rate plus 1.5%, interest payable monthly, due
     September 15, 1997, collateralized by Villa Del
     Este.................................................           --      1,677,000
                                                            -----------    -----------
                                                              2,715,000      1,677,000
                                                            -----------    -----------
                                                            $15,102,000    $20,516,000
                                                            ===========    ===========

     All of the mortgage notes payable are secured by deeds of trust on the respective real estate properties (See Note 5). Aggregate maturities of mortgage notes payable.

1998....................................................  $   639,000
1999....................................................    3,762,000
2000....................................................      218,000
2001....................................................      218,000
2002....................................................      218,000
Thereafter..............................................   10,047,000
                                                          -----------
                                                          $15,102,000
                                                          ===========

NOTE 9 -- RESTRUCTURING PROGRAM AND SALE OF ASSETS

     Net loss for the year ended December 31, 1995 includes charges relating to a restructuring program designed to redirect the Company's resources and improve operating profitability. Included in the Consolidated Statements of Operations for the year ended December 31, 1995 are restructuring charges of $6 million, primarily related to the write off of goodwill and certain assets, as well as the accrual of certain lease termination costs.

     In 1995, the Company sold its 50% general partnership interest in Realty Holdings of America for an aggregate sales price of $4,575,000. The Company's basis in the partnership was approximately $4,200,000 and after costs associated with the sale of the Company recognized a gain of approximately $350,000.

     In 1995, the Company sold the operations and certain assets of its Commercial Brokerage Division to The Greenwich Group, L.L.C. ("TGG"), a Company formed by the senior managers of such Division, in exchange for approximately $1.9 million and $100,000 option which the Company exercised during 1996. TGG, and its subsidiaries, acquired the Division's fixed assets in the Company's New York, Chicago, Washington, European and Santa Monica offices. In addition, TGG acquired existing marketing agreements for certain commercial and hotel property sales which the Company was marketing. The Company's lease obligations for the New York, Chicago, Washington, London and other European offices, as well as certain equipment, were assigned to TGG in connection with this transaction. The sale proceeds have been included as "Sale of assets and subsidiary" and the net book value of the assets sold of $735,000 included as "Cost of assets and subsidiary sold" in the Consolidated Statement of Operations.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

     Also in 1995, the Company sold the stock of its Australian subsidiary to the senior managers of that entity in exchange for $31,000, forgiveness by the Australian subsidiary of all intercompany receivable from the Company (approximately $20,000) and the assurance that all liabilities of the subsidiary would be paid by the subsidiary. The sale proceeds of approximately $51,000 have been included as "Sales of Assets and Subsidiary" and the net book value of the assets sold of ($18,000) as "Costs of Assets and Subsidiary Sold" in the Consolidated Statement of Operations.

NOTE 10 -- RELATED PARTY TRANSACTIONS

     In 1997, the Company entered into a joint venture with parties who are affiliated with Goodwin Gaw, one of the Company's Managing Directors, a member of the Board of Directors, and a significant stockholder. The purposes of the joint venture is an investment in a Los Angeles office building. See Note 4.

     In 1997, the firm of Kulik, Gottesman & Mouton was paid a total of $470,000 in attorney fees. In addition, Kent Mouton, a partner in the firm and a member of the Company's Board of Directors, was paid a total of $21,000 in director's fees for 1997.

     During 1997, 1996 and 1995, the Company's auction-marketing division conducted marketing programs for certain non-consolidated partnerships managed by K-W Properties, a wholly owned subsidiary of the Company.

     During 1997, the Company received $156,000 in commissions from the sale of properties owned by a partnership which includes William J. McMorrow and Lewis
A. Halpert, as principals. The Company was also reimbursed $210,000 for marketing expense.

     The Company paid the spouse of one of its officers/major stockholders fees of $16,000 and $52,000 for 1996, and 1995, respectively, for performing certain graphic design services in connection with the printing of sales catalogues and brochures by the Company.

     In 1996, the Company entered into two joint ventures with related parties, who are affiliated with Goodwin Gaw, one of the Company's Managing Directors, a member of the Board of Directors, and a significant stockholder, See Note 4.

     In 1995, the Company borrowed $250,000 from William J. McMorrow and Lewis
A. Halpert, current officers and directors and Kenneth V. Stevens a former officer and director. Proceeds from such loan were used to purchase Kiowa Gardens, a 9-unit condominium project in Brentwood, California for $2 million. The Company also invested $250,000 in equity. The note payable required the Company to pay a participation of up to 50% of the project's profits and the related third party loan fees and costs. This note payable was repaid in 1996 from excess proceeds from sales of condominium units after the required payments on the construction loan. The Company believes that the terms of this loan were equal to or better than terms that would have been available to the Company through an independent third party. This borrowing was reviewed and approved by disinterested members of the Company's Board of Directors. During 1996, the Company accrued a profit participation of $209,000 which was subsequently paid.

     In 1995, the Company borrowed $400,000 from William J. McMorrow, Lewis A. Halpert, Richard Mandel, current officers and directors, William R. Stevenson and Kenneth V. Stevens, former officers and directors (the "Principals"). Proceeds from such loan were used to purchase Cathedral Hill Vistas, a 20-unit condominium project in San Francisco, California for $2.6 million. The note payable required the Company to pay a participation of up to 25% of the project's profits and the interest at the Principals' cost of funds plus 2%, as well as the related third party loan fees and costs. A profit participation of $122,000 was recorded as cost of real estate sold-related parties during 1995. The principal amount of this note payable was repaid in 1995, from proceeds from sales of condominium units after the construction loan was paid in full. The Company

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

believes that the terms of this loan were equal to or better than terms that would have been available to the Company through an independent third party. This borrowing was reviewed and approved by disinterested members of the Company's Board of Directors. During 1995, the Company paid and capitalized loan fees and interest totaling $69,000 and accrued a profit participation of $122,000, of which $25,000 was paid in 1995 and the remaining balance in 1996.

     During 1995, a director received a $12,500 consulting fee from the Company for services performed in connection with evaluating various entity structures suitable for the Company's income property investments.

NOTE 11 -- INCOME TAXES

     The provisions for income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997       1996       1995
                                               --------    -------    -------
Current:
  Federal....................................  $ 80,000    $    --    $    --
  State......................................   200,000     60,000     44,000
                                               --------    -------    -------
                                                280,000     60,000     44,000
Deferred.....................................        --         --         --
                                               --------    -------    -------
          Total provision....................  $280,000    $60,000    $44,000
                                               ========    =======    =======

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1996           1995
                                              -----------    -----------    -----------
Tax (benefit) computed at statutory rate....  $ 1,472,000    $ 1,200,000    $(4,483,000)
State income tax, net of federal income tax
  benefit...................................      132,000         40,000         44,000
Loss on disposition of foreign subsidiary...           --     (1,189,000)            --
Net tax effect of:
  Meals and entertainment...................       12,000         11,000             --
  Foreign income............................      153,000         36,000             --
  Other permanent adjustments...............        1,000             --             --
Valuation allowance.........................   (1,490,000)       (38,000)     4,483,200
                                              -----------    -----------    -----------
Provision for income taxes..................  $   280,000    $    60,000    $    44,200
                                              ===========    ===========    ===========

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

     The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities are as follows:

                                           DECEMBER 31, 1997            DECEMBER 31, 1996
                                          DEFERRED INCOME TAX          DEFERRED INCOME TAX
                                       -------------------------    -------------------------
                                         ASSETS      LIABILITIES      ASSETS      LIABILITIES
                                       -----------   -----------    -----------   -----------
Prepaid expenses.....................  $        --    $(117,000)    $        --    $(100,000)
Accrued reserves.....................      110,000           --         490,000           --
State taxes..........................           --           --          20,000           --
Deferred auction marketing
  expenses...........................       22,000           --          42,000           --
Deferred gain on sale of asset.......           --     (791,000)             --     (691,000)
Depreciation.........................      372,000                      612,000           --
Charitable contribution carryover....       26,000           --          31,000           --
Federal net operating loss
  carryover..........................    1,719,000           --       3,035,000           --
State net operating loss carryover...           --           --         480,000           --
Valuation allowance..................   (1,341,000)          --      (3,919,000)          --
                                       -----------    ---------     -----------    ---------
          Total......................  $   908,000    $(908,000)    $   791,000    $(791,000)
                                       ===========    =========     ===========    =========

     As of December 31, 1997, the Company had federal net operating loss carryover of approximately $5,054,000. The federal net operating loss carryover expires in 2009 through 2011.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     Lease Commitments -- Minimum rental commitments, net of sublease income, as of December 31, 1997 under the non-cancelable operating leases are as follows:

                      YEAR ENDING                         NET OPERATING
                      DECEMBER 31,                           LEASES
                      ------------                        -------------
  1998..................................................   $  568,000
  1999..................................................      518,000
  2000..................................................      470,000
  2001..................................................      431,000
  2001..................................................       37,000
  Thereafter............................................           --
                                                           ----------
          Minimum lease payments........................   $2,024,000
                                                           ==========

     Approximately $431,000 is due the Company in years 1998 through 2001 under sublease agreements.

     Rental expense amounted to $433,000, $200,000 and $800,000 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Employment Agreements -- The Company has entered into employment agreements with its principal officers which provide for annual base compensation in the aggregate amount of $826,000 and expire at various dates through December 1999. The employment agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives. The Company also has employment agreements with various other non-officer employees which provide for minimum annual compensation of $946,000 in total, and expiring at various dates through December 1999.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

     Litigation -- The Company is currently a defendant in certain routine litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 13 -- STOCK OPTION PLANS AND WARRANTS

     The Company currently has the 1992 Incentive and Non-statutory Stock Option Plan, which includes a Plan A and a Plan B and the 1992 Non-Employee Director Stock Option Plan ("Plan C"). An aggregate of 240,000 shares of common stock are reserved for issuance under Plan A and B. The Company has 18,000 shares of common stock reserved for issuance under Plan C. Plan A permits the granting of Incentive Stock Options to employees, including employee-directors. Plan B permits the granting of nonstatutory stock options to employees, including employee-directors and consultants. Plan C permits the granting of options to non-employee-directors. Options granted under Plan A and B have an option price of 100% of the fair market value of the common stock on the date of grant. Under Plan C each director, upon being elected to the Board of Directors, is automatically granted an option to purchase 2,500 shares at the fair market value at the date of grant. Additionally, each director is granted an option to purchase an additional 100 shares at the fair market value on the date of grant when re-elected. The vesting schedule for options granted under Plan A and Plan B is determined by a committee of the Board of Directors and the Compensation Committee of the Board of Directors is currently responsible. Options granted under Plan C become exercisable on the first anniversary of the date of the initial grant provided that the optionee continues to serve as a director for at least one year from the date of such initial grant. Options granted under Plan A may be exercised for a period of up to five years from the grant date; options granted under Plan B may be exercised for a period of up to 10 years from the grant date. Under Plan C, each options expires on the earlier of the tenth anniversary of the date of grant or 90 days after the individual ceases to be a director of the Company.

     Details of activity under the plans for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                              OUTSTANDING   EXERCISE PRICE    WEIGHTED AVERAGE
               STOCK OPTIONS                    OPTIONS        PER SHARE       EXERCISE PRICE
               -------------                  -----------   ---------------   ----------------
Balance, January 1, 1995....................    115,992     $58.33 - $ 4.17
  Granted...................................     15,240     $ 6.78 - $ 4.17        $ 5.72
  Forfeited.................................    (94,836)    $58.33 - $15.63        $37.29
                                                -------
Balance, December 31, 1995..................     36,396     $58.33 - $ 4.17
  Granted...................................     36,120     $ 6.98 - $ 4.28        $ 5.54
  Forfeited.................................     (6,408)    $58.33                 $58.33
                                                -------
Balance, December 31, 1996..................     66,108     $58.33 - $ 4.17
  Granted...................................    124,000     $16.75 - $ 9.75        $11.73
  Forfeited.................................     (5,148)    $58.33                 $58.33
                                                -------
Balance, December 31, 1997..................    184,960     $58.33 - $ 9.75
                                                =======

WEIGHTED AVERAGE   OUTSTANDING OPTIONS
   REMAINING          DECEMBER 31,             RANGE         WEIGHTED AVERAGE
CONTRACTUAL LIFE          1997           OF EXERCISE PRICE    EXERCISE PRICE
----------------   -------------------   -----------------   ----------------
      3.44                39,000          $ 4.17 - $ 4.79         $ 4.49
      4.23                90,360          $ 6.98 - $ 9.58         $ 8.77
      4.57                55,600          $13.54 - $58.33         $21.05
                         -------
                         184,960
                         =======

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

     The fair value of the stock options granted during 1997 was $470,748. The fair value of each stock grant is estimated using the Black-Scholes option pricing model with the following assumptions: using the yield on a 5 year treasury note as the risk-free interest rate; no dividend yield; expected life of five years; and using historical cost for the volatility. The total number of stock option shares exercisable at December 31, 1997 was 28,360.

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

NOTE 14 -- REVERSE STOCK SPLIT

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

NOTE 15 -- STOCK DIVIDEND

     In October 1997, the Company declared a twenty percent stock dividend, payable to holders of record as of October 27, 1997. All historical share and per share amounts have been retroactively restated to reflect the dividend.

NOTE 16 -- INCREASE IN AUTHORIZED SHARES

     On December 15, 1997, at a Special Meeting of the Stockholders, an amendment to the Company's Certificate of Incorporation effecting an increase to the number of authorized shares from 2,500,000 to 6,000,000, consisting of 5,000,000 shares of common stock and 1,000,000 shares of preferred stock.

NOTE 17 -- EMPLOYEE PROFIT SHARING PLAN

     The Company maintains a profit sharing plan covering all full time employees over the age of 21, who have completed three months of service prior to January 1 and July 1 of each year. Contributions to the profit sharing plan are made solely at the discretion of the Company's Board of Directors. No contributions were made for the years ended December 31, 1997, 1996 and 1995.

     In addition, the Company has a qualified profit sharing plan under provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize the Company to make discretionary contributions. During 1997 and 1996 the Company made matching contributions of $24,000 and $19,000, respectively to this plan. The Company made no contributions in 1994.

NOTE 18 -- DEFERRED COMPENSATION PLAN

     In 1997, the Company established a non-qualified deferred compensation plan to provide specified benefits to a select group of management or highly compensated employees and directors who contribute

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1997

materially to the continued growth, development and future business success of the Company. Under this plan, participants are able to make salary deferral contribution of up to 100% of their total compensation. The plan also includes provisions which authorize the Company to make discretionary contributions. During 1997, the Company made a matching contribution of $314,000.

NOTE 19 -- NOTES RECEIVABLE FROM STOCKHOLDERS

     In December 1997, a group of key employees, including its principal executive officers, purchased 73,314 shares of the Company's outstanding stock for cash in a private transaction with an institutional investor. The purchase represents approximately 5.6% of the Company's outstanding shares. The Company provided recourse loans for the employees to purchase the stock totaling approximately $1.3 million. The terms of the notes receivable are Prime plus 1% (9.5% at December 31, 1997) interest payable semi-annually with a maturity date of the earlier of 3 years, or at termination of employment, or sale of stock by the employee.

NOTE 20 -- EXTRAORDINARY ITEMS

     During 1997, the Company recognized a $79,000 extraordinary gain comprised of a $288,000 gain from debt extinguishment and a $209,000 loss from loan prepayment penalties.

NOTE 21 -- SUBSEQUENT EVENTS

     In January 1998, the Company purchased the vacant lot adjacent to the 1304 15th Street building in Santa Monica, CA for $658,000. The purchase was financed by a mortgage note in the amount of $450,000.

     In January 1998, the Company purchased a 75,000 square foot office building in Van Nuys, CA for approximately $7.4 million. The purchase was financed by a mortgage note in the amount of $5.5 million plus an outside equity investment of $1.5 million.

     In January and February 1998, the Company purchased two residential homes in Pacific Palisades, CA for $527,000 and $612,000 respectively. The purchases were financed under one of the Company's lines of credit, See Note 8.

     In January 1998, the Company acquired a 15% interest in a joint venture ("60 Broad Street"), with a related party, that owns a commercial property with approximately 977,000 square foot of rental space, located in Manhattan, New York. The Company invested approximately $3.8 million.

     In February 1998, the Company purchased a 278,000 square foot office building in downtown Los Angeles for approximately $28.6 million. The purchase was financed by a mortgage note in the amount of $22 million plus a third party equity investment of $4.6 million.

     In March 1998, the Company purchased 23 lots zoned for residential units in Palm Desert, CA for $1.5 million. The Company financed the purchase with a mortgage payable of $1 million.

     In March 1998, the Company purchased a note collateralized by a hotel in Beverly Hills, CA for approximately $2.2 million. The purchase was financed by a note payable of $1.7 million.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Directors and Executive Officers of the Company will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to Executive Compensation will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to Security Ownership of Certain Beneficial Owners and Management will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to Certain Relationships and Related Transactions will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          (1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules in Item 8 hereof.

          (2) Financial Statement Schedules.

            SCHEDULE III -- REAL ESTATE OWNED...........................  S-1
            Supplemental financial statement schedules not listed above are omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

          (3) Exhibits:

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     3.1     Certificate of Incorporation of registrant, as amended to
             date.
     3.2     Bylaws of the Registrant (filed as Exhibit 3.2 to the
             Company's Registration Statement on Form S-1 (Registration
             No. 33-46978) and incorporated herein by this reference.)
     4.1     Form of Common Stock Certificate (filed as Exhibit 4.1 to
             the Company's Registration Statement on Form S-1
             (Registration No. 33-46978) and incorporated herein by this reference.)
    10.1     1992 Incentive and Nonstatutory Stock Option Plan (filed as
             Exhibit 4 to the Company's Registration Statement on Form
             S-8 (Registration No. 33-73324) and incorporated herein by this reference.)
    10.1.1   1997 Amendment to 1992 Incentive and Nonstatutory Stock
             Option Plan.
    10.2     Employment Agreement by and between the Registrant and
             William J. McMorrow (filed as Exhibit 10.2 to the Company's
             Registration Statement on Form S-1 (Registration No.
             33-46978) and incorporated herein by this reference.) Third
             Amendment to Employment Agreement dated March 31, 1995 by
             and between the Registrant and William J. McMorrow. (filed as Exhibit 10.38 of the Company's 1994 Annual Report on Form
             10-K and incorporated herein by this reference). Fourth
             Amendment to Employment Agreement dated as of January 1,
             1996 by and between the Registrant and William J. McMorrow.
             (filed as Exhibit 10.2 to the Company's 1996 Annual Report on Form 10-K and incorporated herein by this reference).
             Fifth Amendment to Employment Agreement dated as of May 19,
             1997 by and between the Registrant and William J. McMorrow.
    10.3     The Registrant's Employees' Profit Sharing Plan and Trust,
             as amended (filed as Exhibit 10.11 to the Company's
             Registration Statement on Form S-1 (Registration No.
             33-46978) and incorporated herein by this reference.)
    10.4     1992 Non-employee Director Stock Option Plan (filed as
             Exhibit 10.26 to the Company's Registration Statement on
             Form S-1 (Registration No. 33-46978) and incorporated herein by this reference.)
    10.5     Office Lease dated September 9, 1991 by and between the
             Registrant and Barclay Cerci Investment Company (filed as
             Exhibit 10.16 to the Company's Registration Statement on
             Form S-1 (Registration No. 33-46978) and incorporated herein by this reference.)
    10.6     Indemnification Agreement dated August 13, 1992 by and among the Registrant, Kennedy-Wilson, Inc., a California
             corporation, William J. McMorrow, William R. Stevenson,
             Lewis A. Halpert and Kenneth V. Stevens (filed as Exhibit
             10.27 to the Company's Registration Statement on Form S-1
             (Registration No. 33-46978) and incorporated herein by this reference.)

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.7     Form of Stock Option Agreement under the Registrant's 1992
             Incentive and Nonstatutory Stock Option Plan. (filed as
             Exhibit 10.23 of the Company's 1992 Annual Report on Form
             10-K and incorporated herein by this reference).
    10.8     Form of Stock Option Agreement under the Registrant's 1992
             Non-employee Director Stock Option Plan. (filed as Exhibit
             10.24 of the Company's 1992 Annual Report on Form 10-K and
             incorporated herein by this reference).
    10.9     Employment Agreement dated as of January 1, 1997 by and
             between the Registrant and Richard Mandel. (filed as Exhibit
             10.9 to the Company's 1996 Annual Report on Form 10-K and
             incorporated herein by this reference).
    10.10    Loan Agreement dated March 12, 1996 by and between the
             Registrant and East-West Bank. (filed as Exhibit 10.10 to
             the Company's 1996 Annual Report on Form 10-K and
             incorporated herein by this reference). Amendment to Loan
             Agreement dated as of July 1, 1997 by and between the
             Registrant and East West Bank.
    10.11    Assignment and Assumption Agreement, dated as of December 8,
             1995, by and among Kennedy-Wilson RHA Holding Company, Inc.
             and Farallon U.S. Realty L.L.C. (filed as Exhibit 4.01 of
             the Company's Current Report on Form 8-K dated December 15,
             1995 and incorporated herein by this reference).
    10.12    Employment Agreement dated January 1, 1996 by and between
             the Registrant and Lewis Halpert. First Amendment to
             Employment Agreement dated January 1, 1997 by and between
             the Registrant and Lewis Halpert.
    10.13    Employment Agreement dated April 1, 1996 by and between the
             Registrant and Freeman Lyle. First Amendment to Employment
             Agreement dated April 1, 1997 by and between the Registrant and Freeman Lyle.
    10.14    Loan Agreement dated May 22, 1997 by and between the
             Registrant and Hawthorne Savings Bank.
    21.1     List of Subsidiaries of the Registrant.
    23       Consent of Deloitte & Touche LLP.
    27       Financial Data Schedule


(b) Current Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 1998                      KENNEDY-WILSON, INC.

                                          By:    /s/ WILLIAM J. MCMORROW

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
               /s/ WILLIAM J. MCMORROW                 Chairman of the Board and Chief  March 13, 1998
-----------------------------------------------------   Executive Officer (Principal
                 William J. McMorrow                         Executive Officer)

                 /s/ FREEMAN A. LYLE                   Executive Vice President, Chief  March 13, 1998
-----------------------------------------------------  Financial Officer and Secretary
                   Freeman A. Lyle                        (Principal Financial and
                                                             Accounting Officer)

                /s/ LEWIS A. HALPERT                   Executive Managing Director and  March 13, 1998
-----------------------------------------------------             Director
                  Lewis A. Halpert

                   /s/ GOODWIN GAW                     Managing Director and Director   March 13, 1998
-----------------------------------------------------
                     Goodwin Gaw

                /s/ RICHARD A. MANDEL                  Managing Director and Director   March 13, 1998
-----------------------------------------------------
                  Richard A. Mandel

                /s/ DONALD F. KENNEDY                      Co-Founder and Director      March 13, 1998
-----------------------------------------------------
                  Donald F. Kennedy

                 /s/ DONALD B. PRELL                              Director              March 13, 1967
-----------------------------------------------------
                   Donald B. Prell

                   /s/ KENT MOUTON                                Director              March 13, 1998
-----------------------------------------------------
                     Kent Mouton

                              KENNEDY-WILSON, INC.

                       SCHEDULE III -- REAL ESTATE OWNED
                       FOR YEAR ENDING DECEMBER 31, 1997

                                                                                   COSTS CAPITALIZED
                                                         INITIAL COST          SUBSEQUENT TO ACQUISITION
                                                  --------------------------   -------------------------
                                                                BUILDING AND                   CARRYING
                                    ENCUMBRANCE      LAND       IMPROVEMENTS   IMPROVEMENTS      COSTS
      COMMERCIAL PROPERTIES:        -----------   -----------   ------------   -------------   ---------
  1304 15th St. Santa Monica,
    California --
    37,000 square foot office
    building......................  $ 3,838,000   $ 2,374,000   $ 2,041,000     $   316,000    $257,000
  4350 11th Ave. Los Angeles,
    California --
    9,000 square foot office
    building......................           --            --       438,000              --          --
  301 S. Fair Oaks., Pasadena,
    California --
    55,000 square foot office
    building......................    8,550,000     1,841,000     6,987,000              --          --
                                    -----------   -----------   -----------     -----------    --------
                                     12,388,000     4,215,000     9,466,000         316,000     257,000
RESIDENTIAL PROPERTIES:
  Villa Del Este, Corona Del Mar,
    California --
    14 condominium units..........           --                   2,169,000       1,125,000          --
Vista Del Valle, Granada Hills,
  California --
  10 lots zoned for residential
  units...........................    2,294,000            --     2,733,000              --      77,000
737 Almar, Brentwood,
  California --
  Residential home................      420,000                     608,000              --          --
Younguist, Juneau, Alaska
  9 lots zoned for residential
  units...........................                                  433,000              --          --
5241 Franklin Ave., Los Angeles,
  California
  Residential home................           --                     237,000              --          --
DDR, Riverside, California --
  31 lots zoned for residential
  units...........................           --                     293,000              --          --
                                    -----------   -----------   -----------     -----------    --------
                                      2,714,000            --     6,473,000       1,125,000      77,000
                                    -----------   -----------   -----------     -----------    --------
        Total.....................  $15,102,000   $ 4,215,000   $15,939,000     $ 1,441,000    $334,000
                                    ===========   ===========   ===========     ===========    ========

Balance at beginning of year......                $29,335,000
  Additions during period:
    Acquisitions..................   16,982,000
    Improvements..................    1,775,000
    Other:........................           --    18,757,000
                                    -----------   -----------
  Deductions during period:
    Disposition of real estate
      sold........................   29,345,000
    Other:........................           --    29,345,000
                                    -----------   -----------
Balance at end of year............                $18,747,000
                                                  ===========

                                         GROSS AMOUNTS AT WHICH CARRIED
                                               AT CLOSE OF PERIOD
                                    -----------------------------------------
                                                  BUILDINGS AND                 ACCUMULATED      DATE OF
                                       LAND       IMPROVEMENTS       TOTAL      DEPRECIATION   CONSTRUCTION
      COMMERCIAL PROPERTIES:        -----------   -------------   -----------   ------------   ------------
  1304 15th St. Santa Monica,
    California --
    37,000 square foot office
    building......................  $ 2,374,000    $ 2,614,000    $ 4,988,000    $ (99,000)        1972
  4350 11th Ave. Los Angeles,
    California --
    9,000 square foot office
    building......................           --        438,000        438,000           --         1922
  301 S. Fair Oaks., Pasadena,
    California --
    55,000 square foot office
    building......................    1,841,000      6,987,000      8,828,000      (20,000)        1980
                                    -----------    -----------    -----------    ---------
                                      4,215,000     10,039,000     14,254,000     (119,000)
RESIDENTIAL PROPERTIES:
  Villa Del Este, Corona Del Mar,
    California --
    14 condominium units..........           --        112,000        112,000          n/a         1991
Vista Del Valle, Granada Hills,
  California --
  10 lots zoned for residential
  units...........................           --      2,810,000      2,810,000          n/a          n/a
737 Almar, Brentwood,
  California --
  Residential home................           --        608,000        608,000          n/a         1994
Younguist, Juneau, Alaska
  9 lots zoned for residential
  units...........................           --        433,000        433,000          n/a          n/a
5241 Franklin Ave., Los Angeles,
  California
  Residential home................           --        237,000        237,000          n/a         1922
DDR, Riverside, California --
  31 lots zoned for residential
  units...........................                     293,000        293,000          n/a          n/a
                                    -----------    -----------    -----------    ---------
                                             --      4,493,000      4,493,000           --
                                    -----------    -----------    -----------    ---------
        Total.....................  $ 4,215,000    $14,532,000    $18,747,000    $(119,000)
                                    ===========    ===========    ===========    =========
Balance at beginning of year......
  Additions during period:
    Acquisitions..................
    Improvements..................
    Other:........................
  Deductions during period:
    Disposition of real estate
      sold........................
    Other:........................
Balance at end of year............