Form 10-Q
period 1998-03-31
KENNEDY WILSON INC
filed 1998-05-14
CIK 885720

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

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO __________

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 3,960,767 SHARES OUTSTANDING AT MARCH 31, 1998.


================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1998




                                                                                               PAGE
Part I. - Financial Information................................................................   3

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997............   3

             Consolidated Statements of Operations for the Three Months Ended
             March 31, 1998 and 1997...........................................................   4

             Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 1998 and 1997...........................................................   5

             Notes to Consolidated Financial Statements........................................ 6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................   8

Part II. - Other Information...................................................................   9

     Item 1.  Legal Proceedings................................................................   9

     Item 2.  Changes in Securities............................................................   9

     Item 3.  Defaults Upon Senior Securities..................................................   9

     Item 4.  Submission of Matters to a Vote of Security Holders..............................   9

     Item 5.  Other Information................................................................   9

     Item 6.  Exhibits and Reports on Form 8-K.................................................   9

                         PART 1 - FINANCIAL INFORMATION
                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


      ASSETS
                                                                            MARCH 31,          DECEMBER 31,
                                                                          ------------         ------------
                                                                              1998                 1997
                                                                          ------------         ------------
      Cash and cash equivalents                                           $  3,210,000         $ 10,448,000
      Cash - restricted                                                        620,000              174,000
      Accounts receivable                                                    2,154,000            1,018,000
      Notes Receivable                                                      12,934,000            9,546,000
      Real estate held for sale                                             68,928,000           18,628,000
      Investments with related parties and non-affiliates                    8,400,000            4,899,000
      Other assets                                                           1,174,000            1,005,000
                                                                          ------------         ------------
TOTAL ASSETS                                                              $ 97,420,000         $ 45,718,000
                                                                          ============         ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accounts payable                                                    $  1,001,000         $    666,000
      Accrued expenses and other liabilities                                 2,788,000            4,553,000
      Notes payable                                                          7,832,000            4,764,000
      Borrowing under lines of credit                                       12,096,000            9,039,000
      Mortgage notes payable                                                61,210,000           15,102,000
                                                                          ------------         ------------
         Total liabilities                                                  84,927,000           34,124,000
                                                                          ------------         ------------


STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value; 1,000,000 shares authorized
          none issued                                                               --                   --
      Common stock $.01 par value; shares authorized; 5,000,000                 40,000               39,000
          shares issued: 3,960,797 in 1998 and 4,126,579 in 1997
      Additional paid-in capital                                            23,804,000           23,788,000
      Accumulated deficit                                                  (10,239,000)         (10,913,000)
      Notes receivable from stockholders                                    (1,112,000)          (1,320,000)
                                                                          ------------         ------------
        Total stockholders' equity                                          12,493,000           11,594,000
                                                                          ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 97,420,000         $ 45,718,000
                                                                          ============         ============



                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
REVENUES:
      Commissions                                   $2,142,000        $  718,000
      Sales of residential real estate                 183,000         1,935,000
      Equity in income of investments with
        related parties and non-affiliates             268,000           341,000
      Gain on sale of commercial real estate                --         1,682,000
      Gain on restructured notes receivable            655,000           468,000
      Rental income, net                               679,000           570,000
      Interest income                                  251,000            78,000
      Other income                                     219,000            78,000
                                                    ----------        ----------
      TOTAL REVENUE                                  4,397,000         5,870,000
                                                    ----------        ----------

OPERATING EXPENSES:
      Commissions and marketing expenses               105,000           148,000
      Cost of residential real estate sold             131,000         1,812,000
      Compensation and related expenses              1,220,000         1,021,000
      General and administrative                       992,000         1,020,000
      Depreciation and amortization                    164,000           257,000
      Interest expense                               1,013,000           976,000
                                                    ----------        ----------
      TOTAL OPERATING EXPENSES                       3,625,000         5,234,000
                                                    ----------        ----------

INCOME BEFORE PROVISION FOR INCOME TAXES               772,000           636,000

PROVISION FOR INCOME TAXES                              98,000            50,000
                                                    ----------        ----------

NET INCOME                                          $  674,000        $  586,000
                                                    ==========        ==========


Basic net income per share                          $     0.17        $     0.14
Basic weighted average shares                        3,949,866         4,308,807

Diluted net income per share                        $     0.16        $     0.13
Diluted weighted average share                       4,125,688         4,352,322



                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ---------------------------------
                                                                   1998                 1997
                                                               ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $    674,000         $    586,000

Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                     164,000              257,000
  Equity in income of investments with
    related parties and non-affiliates                             (268,000)            (341,000)
  Gains on sales of real estate                                     (52,000)          (1,811,000)
  Gains on restructured notes receivable - non-cash                (449,000)            (207,000)
Change in assets and liabilities:
  Accounts receivable - other                                    (1,136,000)             310,000
  Other assets                                                     (186,000)             (82,000)
  Accounts payable                                                  335,000             (299,000)
  Accrued expenses and other liabilities                         (1,764,000)             359,000
                                                               ------------         ------------
    Total adjustments                                            (3,356,000)          (1,814,000)
                                                               ------------         ------------

      Net cash used in operating activities                      (2,682,000)          (1,228,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture, fixtures and equipment                            --              (37,000)
Purchase and additions to real estate held for sale             (50,578,000)          (2,124,000)
Proceeds from sales of real estate held for sale                    183,000           11,485,000
Notes receivable                                                 (2,731,000)           1,390,000
Distribution from partnerships                                      762,000               10,000
Investment in partnerships                                       (3,997,000)            (300,000)
                                                               ------------         ------------

    Net cash (used in) provided by investing activities         (56,361,000)          10,424,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage notes payable                               46,141,000            1,284,000
Repayment of mortgage notes payable                                 (33,000)          (6,269,000)
Borrowings under lines of credit                                  3,057,000            3,336,000
Repayment of lines of credit                                             --           (5,221,000)
Borrowings under notes payable                                    4,000,000               62,000
Repayment of notes payable                                         (932,000)            (838,000)
Cash - restricted                                                  (446,000)             (56,000)
Repurchase of common stock                                           18,000             (938,000)

                                                               ------------         ------------
    Net cash provided by (used in) financing activities          51,805,000           (8,640,000)
                                                               ------------         ------------

Net (decrease) increase in cash                                  (7,238,000)             556,000
CASH, BEGINNING OF PERIOD                                        10,448,000            1,901,000
                                                               ------------         ------------

CASH, END OF PERIOD                                            $  3,210,000         $  2,457,000
                                                               ============         ============



                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 1998, 1997
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

        The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the Company) without audit by independent public accountants, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 2 - NOTE RECEIVABLE

        In March 1998, the Company acquired a note receivable secured by a 3,000-acre parcel of land on Hawaii's Kohala Coast for approximately $4.2 million.

NOTE 3 - REAL ESTATE HELD FOR SALE

        In January 1998, the Company purchased the vacant lot adjacent to the 1304 15th Street building in Santa Monica, CA for $600,000.

        In January 1998, the Company purchased a 75,000 square foot office building in Van Nuys, CA for approximately $6.6 million.

        In January and February 1998, the Company purchased two residential homes in Pacific Palisades, CA for $527,000 and $612,000 respectively.

        In February 1998, the Company purchased a 278,000 square foot office building in downtown Los Angeles, CA for approximately $24.5 million.

        In March 1998, the Company purchased 23 lots zoned for residential units in Palm Desert, CA for $1.5 million.

        In March 1998, the Company acquired a 131,750 square foot office building located in Los Angeles, CA for approximately $13 million.

NOTE 4 - MORTGAGE NOTES PAYABLE

        The January 1998 purchase of the lot adjacent to the 1304 15th Street building referred to above was financed by a mortgage note totaling $450,000. The note has an interest rate of Prime plus 1% and a maturity date of January 1,

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 1998, 1997
                                   (UNAUDITED)


2000 and is secured by the aforementioned property.

        The January 1998 purchase of the 75,000 square foot office building in Van Nuys, CA was financed by a mortgage note of approximately $5.5 million and a third party equity investment of approximately $1.5 million. The mortgage note has an interest rate of Prime and a maturity date of January 31, 2001. The equity investment has an interest rate of Prime plus 4% and a maturity date of January 23, 2001 and is secured by the aforementioned property.

        The January and February 1998 purchases of two residential homes referred to above were financed by a mortgage note totaling approximately $1.1 million with an interest rate of Prime plus 1.5% and a maturity date of March 19, 1999 and is secured by the aforementioned property.

        The February 1998 purchase of a 278,000 square foot office building in downtown Los Angeles was financed with a mortgage note in the amount of $19 million and a third party equity investment of approximately $4.6 million. The mortgage note is setup as a senior note of $11 million with an interest rate of LIBOR plus 2.5% and a junior note of $8 million with an interest rate of LIBOR plus 4.875%. Both notes have a maturity date of February 28, 2003. The equity investment has an interest of LIBOR plus 4% and maturity date of February 25, 2001 and is secured by the aforementioned property.

        The February 1998 purchase of 23 lots referred to above was financed by a mortgage note of approximately $1.1 million. The note has an interest rate of Prime plus 1.25% and a maturity date of March 1, 1999 and is secured by the aforementioned property.

        The March 1998 purchase of the 131,750 square foot office building in Los Angeles was financed with a mortgage note in the amount of $10 million and a third party equity investment of approximately $2.4 million and is secured by the aforementioned property.

NOTE 5 - INVESTMENTS IN AFFILIATES AND PARTNERSHIPS

        In January 1998, the Company acquired a 15% interest in a joint venture ("60 Broad Street"), with a related party, which owns a commercial property with approximately 977,000 square foot of rental space, located in Manhattan, New York. The Company's investment at March 31, 1998 was approximately $3.7 million.

        In March 1998, the Company acquired 40% interest in a joint venture ("Beverly Crescent, LLC"), with a related party, which owns a note collateralized by a hotel in Beverly Hills, CA. The Company's investments at March 31, 1998 was approximately $300,000.

NOTE 6 - STOCKHOLDERS' EQUITY

        In March 1998, the Company declared a 3 for 1 stock split in the form of a 200% stock dividend. The stock dividend was payable to holders of record as of March 30, 1998, and was paid in April, 1998. All historical share and per share amounts have been retroactively restated to reflect the dividend.

NOTE 7 - RELATED PARTY TRANSACTIONS

        Commission revenue has been reduced by $150,000 for consulting fees paid to a director of the Company in connection with a lease transaction.

NOTE 8 - SUBSEQUENT EVENTS

        In April 1998, the stockholders of the Company approved an increase in its authorized shares from 6,000,000 to 12,000,000, consisting of 10,000,000 shares of common stock and 2,000,000 shares of preferred stock.

        In April 1998, the Company purchased a 24 unit residential building in West Los Angeles for approximately $4.3 million. The purchase was financed with a mortgage note for approximately $3.7 million.

        In April 1998, the Company acquired a note receivable in the amount of $700,000, which is secured by 15 residential development lots located in Westlake, CA. The purchase was financed with a note payable of approximately $540,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

        Revenue for the three months ended March 31, 1998 decreased 25% compared to the three months ended March 31, 1997 due primarily to decreased sales of commercial and residential real estate held for sale. Gain on sale of commercial real estate during the first quarter of 1997 included the sale of 530 Wilshire property in Santa Monica, CA. There were no such sales in the first quarter of 1998. Sales of residential real estate during the first quarter of 1997 included sales of one unit at Villa del Este property in Corona, CA and sales of six units at the Vista Waikoloa property in Kona, HI, compared to sales of one unit at the Villa del Este property and none at the Vista Waikoloa property sold during the first quarter of 1998. Commission revenue increased 198% due to increased brokerage closings, including the sale of two large office buildings in Oakland, CA.

        Operating expenses decrease 31% for the quarter ended March 31, 1998. The decrease was mainly due to a 93% decrease in cost of residential real estate sold due to the reduced sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company believes that its cash balance of approximately $3.2 million at March 31, 1998, combined with cash generated from operations and the $6 million working capital portion of one of its lines of credit, will provide funds sufficient to meet its present and reasonably foreseeable obligations.

        The Company's activities as a principal in real estate and notes receivable acquisitions requires larger capital resources than is required by its marketing and brokerage operations. As a result, the Company may periodically need to obtain third party financing for such transactions.
The Company has been successful in obtaining such financing as needed and at competitive terms, and expects to be able to continue to do so in the future.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

             None is being filed herewith.


        (b) Reports on Form 8-K

               The registrant did not file any Reports on Form 8-K during the quarter ended March 31, 1998.



                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1998           KENNEDY-WILSON, INC.
                              --------------------
                                   Registrant



                              --------------------------------------------------
                                            Freeman A. Lyle
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)