Form 10-Q
period 1998-06-30
KENNEDY WILSON INC
filed 1998-08-14
CIK 885720

================================================================================

                                      DRAFT

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 3,978,797 shares outstanding at June 30, 1998.

================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1998

                                                                                                              PAGE
                                                                                                              ----
Part I.   Financial Information..............................................................................   3

      Item 1. Financial Statements:

                Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997........................   3

                Consolidated Statements of Operations for the Three Months Ended June 30, 1998 and 1997
                And for the Six Months Ended June 30, 1998 and 1997..........................................   4

                Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 1998 and 1997.......................................................................   5

                Notes to Consolidated Financial Statements................................................... 6-8

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   9

Part II.   Other Information.................................................................................  10

      Item 1.  Legal Proceedings.............................................................................  10

      Item 2.  Changes in Securities.........................................................................  10

      Item 3.  Defaults Upon Senior Securities...............................................................  10

      Item 4.  Submission of Matters to a Vote of Security Holders...........................................  10

      Item 5.  Other Information.............................................................................  10

      Item 6.  Exhibits and Reports on Form 8-K..............................................................  11

                         PART 1 - FINANCIAL INFORMATION
                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


    ASSETS
                                                                         JUNE 30,           DECEMBER 31,
                                                                           1998                 1997
                                                                      --------------       --------------
                                                                       (unaudited)
    Cash and cash equivalents                                         $    4,374,000       $   10,448,000
    Cash - restricted                                                        642,000              174,000
    Accounts receivable - other                                            3,057,000            1,018,000
    Notes receivable                                                      21,334,000            9,546,000
    Real estate held for sale                                             74,479,000           18,628,000
    Investments with related parties and non-affiliates                    7,658,000            4,899,000
    Other assets                                                           1,707,000            1,005,000
                                                                      --------------       --------------
TOTAL ASSETS                                                          $  113,251,000       $   45,718,000
                                                                      ==============       ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable                                                  $      530,000       $      666,000
    Accrued expenses and other liabilities                                 2,765,000            4,553,000
    Notes payable                                                         18,067,000            4,764,000
    Borrowing under lines of credit                                        9,489,000            9,039,000
    Mortgage notes payable                                                69,512,000           15,102,000
                                                                      --------------       --------------
       Total liabilities                                                 100,363,000           34,124,000
                                                                      --------------       --------------
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 2,000,000 shares authorized
          none issued                                                             --                   --
    Common stock $.01 par value; shares authorized; 10,000,000                40,000               39,000
          shares issued: 3,978,797 in 1998 and 4,126,579 in 1997
    Additional paid-in capital                                            23,853,000           23,788,000
    Accumulated deficit                                                  (10,037,000)         (10,913,000)
    Notes receivable from stockholders                                      (968,000)          (1,320,000)
                                                                      --------------       --------------
      Total stockholders' equity                                          12,888,000           11,594,000
                                                                      --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  113,251,000       $   45,718,000
                                                                      ==============       ==============


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                1998            1997            1998            1997
                                                            ------------    ------------    ------------    ------------
REVENUE
    Commissions                                             $  1,592,000    $  1,407,000    $  3,734,000    $  2,125,000
    Sales of residential real estate                           2,094,000         545,000       2,277,000       2,480,000
    Equity in income of investments with related parties
           and related parties                                   205,000         156,000         473,000         497,000
    Gain on sale of commercial real estate                            --              --              --       1,682,000
    Gain on restructured notes receivable                        942,000       1,151,000       1,597,000       1,619,000
    Rental income, net                                         1,185,000         356,000       1,864,000         926,000
    Interest income                                              278,000         139,000         529,000         243,000
    Other income                                                 163,000         212,000         382,000         264,000
                                                            ------------    ------------    ------------    ------------
    TOTAL REVENUE                                              6,459,000       3,966,000      10,856,000       9,836,000
                                                            ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    Commissions and marketing expenses                           152,000         141,000         257,000         289,000
    Cost of residential real estate sold                       1,647,000         485,000       1,778,000       2,297,000
    Compensation and related expenses                          1,106,000       1,195,000       2,326,000       2,216,000
    General and administrative                                 1,005,000       1,018,000       1,997,000       2,038,000
    Depreciation and amortization                                447,000         188,000         611,000         445,000
    Interest expense                                           1,864,000         740,000       2,877,000       1,716,000
                                                            ------------    ------------    ------------    ------------
    TOTAL OPERATING EXPENSES                                   6,221,000       3,767,000       9,846,000       9,001,000
                                                            ------------    ------------    ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES
    AND BEFORE EXTRAORDINARY ITEM                                238,000         199,000       1,010,000         835,000

    Provision for income taxes                                    36,000          50,000         134,000         100,000
                                                            ------------    ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY ITEM                                 202,000         149,000         876,000         735,000

    Extraordinary item - Gain on debt extinguishment                  --         288,000              --         288,000
                                                            ------------    ------------    ------------    ------------
NET INCOME                                                  $    202,000    $    437,000    $    876,000    $  1,023,000
                                                            ============    ============    ============    ============

   Basic income per share before extraordinary item         $       0.05    $       0.04    $       0.22    $       0.18

   Basic net income per share                               $       0.05    $       0.11    $       0.22    $       0.24
   Basic weighted average shares                               3,969,962       4,050,180       3,959,970       4,179,492

   Diluted income per share before extraordinary item       $       0.05    $       0.04    $       0.21    $       0.17

   Diluted net income per share                             $       0.05    $       0.11    $       0.21    $       0.24
   Diluted weighted average shares                             4,177,037       4,101,062       4,151,504       4,225,998


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------------
                                                                                  1998               1997
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $    876,000       $  1,023,000

Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                    611,000            445,000
  Equity in income in partnerships                                                (473,000)          (497,000)
  Gains on sales of real estate                                                   (499,000)        (1,877,000)
  Gains on restricted notes receivable - non-cash                                 (644,000)          (446,000)
Change in assets and liabilities:
  Accounts receivable - other                                                   (2,039,000)          (180,000)
  Other assets                                                                    (702,000)           (99,000)
  Accounts payable                                                                (136,000)          (613,000)
  Accrued expenses and other liabilities                                        (1,788,000)          (410,000)
                                                                              ------------       ------------
    Total adjustments                                                           (5,670,000)        (3,677,000)
                                                                              ------------       ------------
      Net cash used in operating activities                                     (4,794,000)        (2,654,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture, fixtures and equipment                                           --            (97,000)
Purchase and additions to real estate held for sale                            (58,240,000)        (2,812,000)
Proceeds from sales of real estate held for sale                                 2,227,000         12,030,000
Additions to notes receivable                                                  (14,845,000)          (404,000)
Payments of notes receivable                                                     4,053,000                 --
Distribution from partnerships                                                   1,993,000            130,000
Investment in partnerships                                                      (4,279,000)          (969,000)
Extraordinary item                                                                      --           (288,000)
                                                                              ------------       ------------
    Net cash (used in) provided by investing activities                        (69,041,000)         7,590,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage notes payable                                              55,462,000          3,308,000
Repayment of mortgage notes payable                                             (1,052,000)        (6,031,000)
Borrowings under lines of credit                                                10,574,000          7,051,000
Repayment of lines of credit                                                   (10,124,000)        (6,346,000)
Borrowings under notes payable                                                  16,640,000          1,617,000
Repayment of notes payable                                                      (3,337,000)        (2,443,000)
Cash - restricted                                                                 (468,000)            76,000
Repurchase of common stock                                                          66,000         (1,320,000)
                                                                              ------------       ------------
    Net cash provided by (used in) financing activities                         67,761,000         (4,088,000)
                                                                              ------------       ------------
Net (decrease) increase in cash                                                 (6,074,000)           848,000
CASH, BEGINNING OF PERIOD                                                       10,448,000          1,901,000
                                                                              ------------       ------------
CASH, END OF PERIOD                                                           $  4,374,000       $  2,749,000
                                                                              ============       ============

                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED

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

         In June 1998, the Company acquired two notes receivable secured by a 1,000-acre parcel and a 450-acre parcel of land in Hawaii for approximately $2.5 million and $1.4 million respectively.

         In May 1998, the Company purchased a portfolio of non-performing loans for approximately $2.1 million.

         In June 1998, the Company purchased another portfolio of non-performing loans for approximately $2.8 million.

NOTE 3 - REAL ESTATE HELD FOR SALE

         In January 1998, the Company purchased the vacant lot adjacent to the 1304 15th Street building that it owns in Santa Monica, CA for $600,000.

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

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED

         In April 1998, the Company purchased a 24 unit residential building in West Los Angeles for approximately $4.3 million. The purchase was financed with a mortgage note for approximately $3.7 million.

NOTE 4 - NOTES PAYABLE

         The May 1998 purchase of non-performing loans mentioned above was financed with a draw on one of the Company's lines of credit and a loan for $800,000 with an interest rate of Prime plus 2% with a maturity date of January 23, 1999.

         The June 1998 purchase of non-performing loans was financed with a note payable with an interest rate of 12% and a maturity date of September 1998.

         In June 1998, the Company entered into a loan agreement that provides the Company with $10 million with an interest rate of 12% and a maturity date of December 3, 1998.

NOTE 5 - MORTGAGE NOTES PAYABLE

         The January 1998 purchase of the lot adjacent to the 1304 15th Street building referred to above was financed by a mortgage note totaling $450,000. The note has an interest rate of Prime plus 1% and a maturity date of January 1, 2000 and is secured by the aforementioned property.

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

         The February 1998 purchase of a 278,000 square foot office building in downtown Los Angeles was financed with a mortgage note in the amount of $19 million and a third party equity investment of approximately $4.6 million. The mortgage note is structured as a senior note of $11 million with an interest rate of LIBOR plus 2.5% and a junior note of $8 million with an interest rate of LIBOR plus 4.875%. Both notes have a maturity date of February 28, 2003. The equity investment has an interest of LIBOR plus 4% and maturity date of February 25, 2001 and is secured by the aforementioned property.

         The February 1998 purchase of 23 lots referred to above was financed by a mortgage note of approximately $1.1 million. The note has an interest rate of Prime plus 1.25% and a maturity date of March 1, 1999 and is secured by the aforementioned property.

         The March 1998 purchase of the 131,750 square foot office building in Los Angeles was financed with a mortgage note in the amount of $10 million and a third party equity investment of approximately $2.4 million and is secured by the aforementioned property. The note has an interest rate of LIBOR plus 3.5%. The equity investment has an interest rate of LIBOR plus 4%. Both notes have a maturity date of March 31, 2001.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED

         The April 1998 purchase of the 24 unit residential building in West Los Angeles was financed with a mortgage note for approximately $3.7 million. The note has an interest rate of Prime plus 1% and a maturity date of March 15, 1999.

NOTE 6 - INVESTMENTS IN AFFILIATES AND PARTNERSHIPS

         In January 1998, the Company acquired a 15% interest in a joint venture ("60 Broad Street"), with a related party, which owns a commercial property with approximately 977,000 square foot of rental space, located in Manhattan, New York. The Company's investment at March 31, 1998 was approximately $3.7 million.

         In March 1998, the Company acquired 40% interest in a joint venture ("Beverly Crescent, LLC"), with a related party, which owns a note collateralized by a hotel in Beverly Hills, CA. The Company's investment at March 31, 1998 was approximately $300,000. In May 1998, the Company sold its interest in the note and recorded a gain of approximately $298,000.

NOTE 7 - STOCKHOLDERS' EQUITY

         In March 1998, the Company declared a 3 for 1 stock split in the form of a 200% stock dividend. The stock dividend was payable to holders of record as of March 30, 1998, and was paid in April 1998. All historical share and per share amounts have been retroactively restated to reflect the dividend.

         In April 1998, the stockholders of the Company approved an increase in its authorized shares from 6,000,000 to 12,000,000, consisting of 10,000,000 shares of common stock and 2,000,000 shares of preferred stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

         Commission revenue has been reduced by $150,000 for consulting fees paid to a director of the Company in connection with a lease transaction.

NOTE 9 - SUBSEQUENT EVENTS

         In July 1998, Colony Investors III, LP acquired a 10 percent equity position in the Company. The purchase involved a private placement sale of 440,085 shares of the Company's common stock and warrants exercisable for seven years to purchase an additional 132,026 shares of the Company's common stock, generating $5.2 million in proceeds. This transaction was reported on a Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

         In July 1998, the Company acquired from Heitman Financial Ltd., a wholly owned subsidiary of United Asset Management Corporation, all of the outstanding shares of Heitman Properties, Ltd., a property management company. The Company financed the acquisition with subordinated debt of approximately $21 million. The acquisition adds 52 million square feet to the portfolio of properties managed by the Company. This transaction was reported on a Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

         In August 1998, the Company sold the 24 unit residential building in West Los Angeles for approximately $5.4 million. The Company is anticipating recording a gain of approximately $600,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

         Revenue for the three months ended June 30, 1998 increased 63% compared to the three months ended June 30, 1997. The increase was a result of an increase in sales of residential real estate of 284% compared to the second quarter of 1997 and an increase of 233% in rental revenue. Sales of residential real estate for the quarter ended June 30, 1998 included significant sales from a project in Granada Hills, California. There were no such sales in the second quarter of 1997. Rental revenue increased due to the larger commercial property portfolio of approximately 604,000 square feet in 1998 as compared to the 245,000 square feet in 1997.

         Operating expenses increased 65% for the quarter ending June 30, 1998. The increase was mainly due to the 240% increase in cost of residential real estate sold due to higher sales as discussed above. Also, the debt incurred by the Company to finance its commercial property portfolio generated a 152% increase in interest expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

         Revenue for the six months ended June 30, 1998 increased 10% compared to the six months ended June 30, 1997. The increase was due primarily to increased commission revenue from increased brokerage closing, including the sale of two large office buildings in Oakland, CA and one in Tokyo, Japan and a 101% increase in rental income due to a larger commercial property portfolio as compared to the same period in 1997 which more than made up for the fact that there were no sales of commercial properties during the first six months ended June 30, 1998.

         Operating expenses increased 9% for the six months ended June 30, 1998. The increase was mainly due to the 68% increase in interest expense on debt incurred by the Company to finance its larger commercial property portfolio.
The increase is offset by a 77% decrease in cost of residential real estate sold.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash balance of approximately $4.4 million at June 30, 1998, combined with cash generated from operations and the $15 million from one of its lines of credit, will provide funds sufficient to meet its present and reasonably foreseeable obligations.

         The Company's activities as a principal in real estate and notes receivable acquisitions requires larger capital resources than is required by its marketing and brokerage operations. As a result, the Company may periodically need to obtain third party financing for such transactions. The Company has been successful in obtaining such financing as needed at competitive terms, and expects to be able to continue to do so in the future.

FORWARD LOOKING STATEMENTS

           Management's Discussion and Analysis of Financial Conditions and Results of contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results, including (a) the inability to lease currently vacant space in the Company's properties; (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) increases in certain operating costs at the Company's properties; (e) decreases in rental rate available from tenants leasing space in the Company's properties; (f) unavailability of financing for acquisitions, development and redevelopment of properties by the Company; (g) increases in interest rates; and (h) a general economic downturn resulting in lower rents, rent delinquencies, and other downward pressure on commissions, occupancies and rents at properties.

                           PART II - OTHER INFORMATION

         Items 1, 3, 4 and 5 are omitted as not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a Loan and Warrant Agreement dated June 3, 1998 between the Company and FBR Asset Investment Corporation ("FBR"), the Company issued
(i) a promissory note bearing interest at 12% per annum and in the aggregate principal amount of up to $10,000,000 (the "Promissory Note") and agreed to issue (ii) a warrant (the "Warrant") to purchase shares of common stock of the Company ("Common Stock"). FBR advanced to the Company $5 million on June 3, 1998 and $5 million on June 9, 1998. The Promissory Note matures on the earlier of December 3, 1998 and the date on which an underwritten public offering of shares of Common Stock (a "Public Offering") is consummated.

         The Warrant is to be issued on the business day following the earlier of (i) the date on which the Promissory Note is due and (ii) the consummation of a Public Offering. The number of shares of Common stock covered by the Warrant shall be the following percentage of the Common Stock outstanding on a fully diluted basis on the date the Warrant is issued (without giving effect to the issuance of the Warrant):

        Warrant Issue Date Occurs               Percentage of Shares Outstanding
        -------------------------               --------------------------------
        On or before September 3, 1998                    0.50%
        After September 3, 1998 and before
          December 4, 1998                                1.00%
        After December 4, 1998                            2.00%

         If the Company consummates a Public Offering on or before December 3, 1998, the per share purchase price paid on the exercise on the Warrant shall be the public offering price of the Common Stock in the Public Offering. If a Public Offering is not so consummated, the per share purchase price shall be the average of the closing prices for a share of Common Stock on NASDQ for the 20 business days preceding December 4, 1998. The Warrants shall expire on the fifth anniversary of the date the Warrants are issued.

         The advances made by FBR in connection with the Note and Warrant were used to acquire notes secured by real property. The sale of the Promissory Note and the Warrant are exempt from registration under the Securities Act of 1933 as amended (the "Act") under Section 4(2) thereof. The securities were not offered to any person other than FBR. FBR represented that it was an "accredited investor" within the meaning of the Regulation D under the Act and that it was acquiring the Promissory Note and would acquire the Warrant and any Common Stock issuable upon the excise thereof for its own account for investment and not with the view to the distribution thereof except in accordance with applicable federal and state securities laws. in addition, the Note and Warrant will have customary legends regarding the nature of their sale and issuance and restriction on transfer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                Exhibit 4.1 Common Stock Registration Rights Agreement dated as of June 3, 1998 by and between Kennedy-Wilson, Inc., and FBR Asset Investment Corporation.

                Exhibit 10.1 Loan and Warrant Agreement dated June 3, 1998 by and between Kennedy-Wilson, Inc., and FBR Asset Investment Corporation.

                Exhibit 10.2 Promissory Note dated June 3, 1998 made by Kennedy-Wilson, Inc., in favor of FBR Asset Investment Corporation.


         (b) Reports on Form 8-K

                  The registrant did not file any Reports on Form 8-K during the quarter ended June 30, 1998.


                  The schedules to the Loan and Warrant Agreements attached as
                  Exhibit 10.1 have been omitted. These schedules contain exceptions to the Company's representations and warranties or documents which have been previously filed with the Securities and Exchange Commission ("the Commission"). The Company undertakes to furnish the omitted schedules to the Commission upon request.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1998                            KENNEDY-WILSON, INC.
                                        ----------------------------------------
                                                       Registrant


                                        ----------------------------------------
                                                     Freeman A. Lyle
                                               Executive Vice President &
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)