Form 10-Q/A
period 1998-06-30
KENNEDY WILSON INC
filed 1998-08-14
CIK 885720

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                  FORM 10-Q/A

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

                              KENNEDY-WILSON, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a Loan and Warrant Agreement dated June 3, 1998 between the Company and FBR Asset Investment Corporation ("FBR"), the Company issued a promissory note bearing interest at 12% per annum and in the aggregate principal amount of up to $10,000,000 (the "Promissory Note") and agreed to issue a warrant (the "Warrant") to purchase shares of common stock of the Company ("Common Stock"). FBR advanced to the Company $5 million on June 3, 1998 and $5 million on June 9, 1998. The Promissory Note matures on the earlier of December 3, 1998 and the date on which an underwritten public offering of shares of Common Stock (a "Public Offering") is consummated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                Exhibit 4.1 Common Stock Registration Rights Agreement dated as of June 3, 1998 by and between Kennedy-Wilson, Inc. and FBR Asset Investment Corporation.

                Exhibit 10.1 Loan and Warrant Agreement dated June 3, 1998 by and between Kennedy-Wilson, Inc. and FBR Asset Investment Corporation.

                Exhibit 10.2 Promissory Note dated June 3, 1998 made by Kennedy-Wilson, Inc. in favor of FBR Asset Investment Corporation.


         (b) Reports on Form 8-K

         The registrant did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

         The schedules to the Loan and Warrant Agreement attached as Exhibit
10.1 have been omitted. These schedules contain exceptions to the Company's representations and warranties or documents which have been previously filed with the Securities and Exchange Commission ("the Commission"). The Company undertakes to furnish the omitted schedules to the Commission upon request.

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


Date:  August 14, 1998                            KENNEDY-WILSON, INC.
                                        ----------------------------------------
                                                       Registrant

Date:  August 14, 1998                           /s/ FREEMAN A. LYLE
                                        ----------------------------------------
                                                     Freeman A. Lyle
                                               Executive Vice President &
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)