Form 10-Q/A
period 1998-06-30
KENNEDY WILSON INC
filed 1998-09-22
CIK 885720

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

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------------
                                                                                  1998               1997
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $    876,000       $  1,023,000

Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                    611,000            445,000
  Equity in income in partnerships                                                (473,000)          (497,000)
  Gains on sales of real estate                                                   (499,000)        (1,877,000)
  Gains on restricted notes receivable - non-cash                                 (644,000)          (446,000)
Change in assets and liabilities:
  Accounts receivable - other                                                   (2,039,000)          (180,000)
  Other assets                                                                    (702,000)           (99,000)
  Accounts payable                                                                (136,000)          (613,000)
  Accrued expenses and other liabilities                                        (1,788,000)          (410,000)
                                                                              ------------       ------------
    Total adjustments                                                           (5,670,000)        (3,677,000)
                                                                              ------------       ------------
      Net cash used in operating activities                                     (4,794,000)        (2,654,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture, fixtures and equipment                                           --            (97,000)
Purchase and additions to real estate held for sale                            (58,240,000)        (2,812,000)
Proceeds from sales of real estate held for sale                                 2,277,000         12,030,000
Additions to notes receivable                                                  (14,845,000)          (404,000)
Payments of notes receivable                                                     4,053,000                 --
Distribution from partnerships                                                   1,993,000            130,000
Investment in partnerships                                                      (4,279,000)          (969,000)
Extraordinary item                                                                      --           (288,000)
                                                                              ------------       ------------
    Net cash (used in) provided by investing activities                        (69,041,000)         7,590,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage notes payable                                              55,462,000          3,308,000
Repayment of mortgage notes payable                                             (1,052,000)        (6,031,000)
Borrowings under lines of credit                                                10,574,000          7,051,000
Repayment of lines of credit                                                   (10,124,000)        (6,346,000)
Borrowings under notes payable                                                  16,640,000          1,617,000
Repayment of notes payable                                                      (3,337,000)        (2,443,000)
Cash - restricted                                                                 (468,000)            76,000
Repurchase of common stock                                                          66,000         (1,320,000)
                                                                              ------------       ------------
    Net cash provided by (used in) financing activities                         67,761,000         (4,088,000)
                                                                              ------------       ------------
Net (decrease) increase in cash                                                 (6,074,000)           848,000
CASH, BEGINNING OF PERIOD                                                       10,448,000          1,901,000
                                                                              ------------       ------------
CASH, END OF PERIOD                                                           $  4,374,000       $  2,749,000
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