Form 10-Q
period 1998-09-30
KENNEDY WILSON INC
filed 1998-11-16
CIK 885720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------


? QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER O-20418

                              KENNEDY-WILSON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                              95-4364537
          STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

            9601 WILSHIRE BLVD, #220                        90210
            BEVERLY HILLS, CALIFORNIA                     (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 887-6400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                   -----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS OF THE PAST 90 DAYS.
                                 YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 4,442,882 SHARES OUTSTANDING AT SEPTEMBER 30, 1998.



================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1998


                                                                                                                         PAGE
Part I. _ Financial Information .......................................................................................    3

      Item 1. Financial Statements:

                Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 ............................    3

                Consolidated Statements of Operations for the Three Months Ended September 30, 1998 and 1997
                And for the Nine Months Ended September 30, 1998 and 1997 .............................................    4

                Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 ...........    5

                Notes to Consolidated Financial Statements ............................................................ 6-10

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................   11

Part II. _ Other Information ..........................................................................................   13

      Item 1.  Legal Proceedings.....................................................................................     13

      Item 2.  Changes in Securities ..................................................................................   13

      Item 3.  Defaults Upon Senior Securities ........................................................................   13

      Item 4.  Submission of Matters to a Vote of Security Holders ....................................................   13

      Item 5.  Other Information ......................................................................................   13

      Item 6.  Exhibits and Reports on Form 8-K .......................................................................   14

                         PART 1 - FINANCIAL INFORMATION
                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                        ASSETS
                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                 1998                    1997
                                                                              (UNAUDITED)
                                                                             -------------           -------------
       Cash and cash equivalents                                             $  11,517,000           $  10,448,000
       Cash - restricted                                                         4,565,000                 174,000
       Accounts receivable                                                       5,284,000               1,018,000
       Notes receivable                                                         21,345,000               9,546,000
       Real estate owned                                                       119,956,000              18,628,000
       Investments with related parties and non-affiliates                       9,956,000               4,899,000
       Contracts, FF&E and other assets                                          9,752,000               1,005,000
       Goodwill, net                                                            15,905,000                      --
                                                                             -------------           -------------
TOTAL ASSETS                                                                 $ 198,280,000           $  45,718,000
                                                                             =============           =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Accounts payable                                                      $   2,221,000           $     666,000
       Accrued expenses and other liabilities                                   16,147,000               4,553,000
       Notes payable                                                            16,821,000               4,764,000
       Borrowing under lines of credit                                           5,717,000               9,039,000
       Mortgage notes payable                                                  116,271,000              15,102,000
                                                                             -------------           -------------
          Total liabilities                                                    157,177,000              34,124,000
                                                                             -------------           -------------

       Subordinated debt                                                        21,000,000                      --

STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value; 2,000,000 shares authorized
             none issued                                                                --                      --
       Common stock $.01 par value; shares authorized; 10,000,000
             shares issued: 4,442,882 in 1998 and 3,949,032 in 1997                 44,000                  39,000
       Additional paid-in capital                                               29,129,000              23,788,000
       Accumulated deficit                                                      (8,646,000)            (10,913,000)
       Notes receivable from stockholders                                         (424,000)             (1,320,000)
                                                                             -------------           -------------
         Total stockholders' equity                                             20,103,000              11,594,000
                                                                             -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 198,280,000           $  45,718,000
                                                                             =============           =============



                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                              ------------------------------     -----------------------------
                                                                    THREE MONTHS ENDED                  YEAR TO DATE
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  1998              1997             1998             1997
                                                              ------------      ------------     ------------     ------------
REVENUE
       Brokerage commissions                                  $  1,501,000      $    963,000     $  5,235,000     $  3,088,000
       Property management fees                                  6,361,000                --        6,694,000               --
       Sales of residential real estate                          8,590,000         1,870,000       10,867,000        4,351,000
       Equity in (loss) income of investments with
              related parties and affiliates                      (243,000)           59,000          230,000          556,000
       Gain on sale of commercial real estate                    2,442,000           755,000        2,442,000        2,437,000
       Gain on restructured notes receivable                       727,000         1,620,000        2,324,000        3,239,000
       Rental income, net                                        1,185,000           274,000        3,049,000        1,200,000
       Interest income                                             271,000           160,000          800,000          403,000
       Other income                                                     --           113,000           49,000          376,000
                                                              ------------      ------------     ------------     ------------
       TOTAL REVENUE                                            20,834,000         5,814,000       31,690,000       15,650,000
                                                              ------------      ------------     ------------     ------------

OPERATING EXPENSES:
       Commissions and marketing expenses                          148,000           316,000          405,000          605,000
       Cost of residential real estate sold                      7,822,000         1,247,000        9,600,000        3,580,000
       Compensation and related expenses                         4,038,000         1,237,000        6,364,000        3,376,000
       General and administrative                                3,007,000         1,387,000        5,004,000        3,467,000
       Depreciation and amortization                               864,000           224,000        1,475,000          668,000
       Interest expense                                          3,253,000           871,000        6,130,000        2,587,000
                                                              ------------      ------------     ------------     ------------
       TOTAL OPERATING EXPENSES                                 19,132,000         5,282,000       28,978,000       14,283,000
                                                              ------------      ------------     ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
       AND EXTRAORDINARY ITEM                                    1,702,000           532,000        2,712,000        1,367,000

       Provision for income taxes                                  311,000            65,000          445,000          165,000
                                                              ------------      ------------     ------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM                                 1,391,000           467,000        2,267,000        1,202,000

       Extraordinary item - Gain on debt extinguishment                 --                --               --          288,000
                                                              ------------      ------------     ------------     ------------

NET INCOME                                                    $  1,391,000      $    467,000     $  2,267,000     $  1,490,000
                                                              ============      ============     ============     ============


       Basic income per share before extraordinary item       $       0.32      $       0.12     $       0.55     $       0.29
       Basic net income per share                             $       0.32      $       0.12     $       0.55     $       0.36
       Basic weighted average shares                             4,347,237         3,971,763        4,090,477        4,109,295

       Diluted income per share before extraordinary item     $       0.30      $       0.12     $       0.53     $       0.29
       Diluted net income per share                           $       0.30      $       0.12     $       0.53     $       0.36
       Diluted weighted average shares                           4,566,233         4,043,746        4,301,794        4,175,108



                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  -------------------------------------
                                                                                      1998                    1997
                                                                                  -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $   2,267,000           $   1,490,000

Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                       1,570,000                 668,000
  Equity in income in partnerships                                                     (230,000)               (841,000)
  Gains on sales of real estate                                                      (3,709,000)             (3,270,000)
  Gains on restructured notes receivable - non-cash                                    (394,000)               (446,000)
Change in assets and liabilities:
  Accounts receivable - other                                                        (4,266,000)               (779,000)
  Goodwill                                                                          (16,000,000)                     --
  Other assets                                                                       (8,747,000)               (475,000)
  Accounts payable                                                                    1,555,000                (281,000)
  Accrued expenses and other liabilities                                             11,594,000                  11,000
                                                                                  -------------           -------------
    Total adjustments                                                               (18,627,000)             (5,413,000)
                                                                                  -------------           -------------

      Net cash used in operating activities                                         (16,360,000)             (3,923,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture, fixtures and equipment                                                --                (158,000)
Purchase and additions to real estate held for sale                                (116,141,000)             (6,691,000)
Proceeds from sales of real estate held for sale                                     17,047,000              20,900,000
Additions to notes receivable                                                       (19,102,000)              4,724,000
Payments from notes receivable                                                        8,593,000                      --
Distributions from partnerships                                                       1,993,000                 190,000
Contributions to partnerships                                                        (6,820,000)             (2,123,000)
                                                                                  -------------           -------------

    Net cash (used in) provided by investing activities                            (114,430,000)             16,842,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage notes payable                                                  112,567,000               4,257,000
Repayment of mortgage notes payable                                                 (11,398,000)            (11,937,000)
Borrowings under lines of credit                                                     13,340,000              10,934,000
Repayment of lines of credit                                                        (16,662,000)             (7,786,000)
Borrowings under notes payable                                                       19,740,000               1,627,000
Repayment of notes payable                                                           (7,683,000)             (6,710,000)
Issuance of subordinated debt                                                        21,000,000                      --
Cash - restricted                                                                    (4,391,000)                (14,000)
Issuance (repurchase) of common stock                                                 5,346,000              (1,387,000)
                                                                                  -------------           -------------
    Net cash provided by (used in) financing activities                             131,859,000             (11,016,000)
                                                                                  -------------           -------------

Net increase in cash                                                                  1,069,000               1,903,000
CASH, BEGINNING OF PERIOD                                                            10,448,000               1,901,000
                                                                                  -------------           -------------

CASH, END OF PERIOD                                                               $  11,517,000           $   3,804,000
                                                                                  =============           =============

                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    UNAUDITED

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

         Certain reclassifications have been made to prior period balances to conform to the current period presentation.

NOTE 2 - CASH  - RESTRICTED

         In September 1998, the Company formed a joint venture ("KW Woodcreek"), which replaced a letter of credit, which is secured by real estate. The transaction generated approximately $3.5 in restricted cash.

NOTE 3 - NOTES RECEIVABLE

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

         In June 1998, the Company purchased a portfolio of non-performing loans for approximately $2.8 million.

         In September 1998, the Company purchased a portfolio of non-performing loans for approximately $1 million. The purchase was a joint venture with East West Bank, a California-based financial institution.

NOTE 4 - REAL ESTATE OWNED

         Real estate owned includes primarily commercial real estate held for investment and residential real estate held for sale.

         In January 1998, the Company purchased the vacant lot adjacent to the 1304 15th Street building that it owned in Santa Monica, CA for $600,000.

         In January 1998, the Company purchased a 75,000 square foot office building in Van Nuys, CA for approximately $6.6 million.

         In January and February 1998, the Company purchased two residential homes in Pacific Palisades, CA for $527,000 and $612,000 respectively.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    UNAUDITED

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

         In July 1998, the Company acquired a 28,415 square foot office building located in Los Angeles, CA for approximately $1.3 million.

         In August 1998, the Company sold the 24 unit residential building in West Los Angeles for approximately $5.4 million. The Company recognized a gain of approximately $600,000 on the transaction.

         In September 1998, the Company acquired two office buildings located in Hollywood, CA. The first building acquired was a 161,000 square foot office building for approximately $20 million. The second building acquired was a 305,000 square foot office building for approximately $29 million.

         In September 1998, the Company purchased 112 lots zoned for residential units in Cathedral City, CA for $2.6 million.

         In September 1998, the Company sold the 1304 15th Street, Santa Monica, CA property for $6.1 million. The Company recognized a gain of approximately $2.4 million on the transaction.

NOTE 5 - GOODWILL

         In July 1998, the Company acquired from Heitman Financial Ltd., a wholly owned subsidiary of United Asset Management Corporation, all of the outstanding shares of Heitman Properties, Ltd., a property management company. The Company financed the acquisition with subordinated debt of approximately $21 million. The acquisition adds 52 million square feet to the portfolio of properties managed by the Company. This transaction was reported on a Form 8-K filed with the Securities and Exchange Commission on July 31, 1998. The Company recorded approximately $16 million in goodwill, $7 million in contracts and $500,000 in furniture, fixture and equipment on this transaction.

NOTE 6 - NOTES PAYABLE

         The May 1998 purchase of non-performing loans noted above was financed with a draw on one of the Company's lines of credit and a loan for $800,000 with an interest rate of Prime plus 2% with a maturity date of January 23, 1999.

         The June 1998 purchase of non-performing loans was financed with a note payable with an interest rate of 12% and a maturity date of September 1998.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    UNAUDITED

         In June 1998, the Company entered into a loan agreement that provides the Company with $10 million with an interest rate of 12% and a maturity date of December 3, 1998.

         In September, the Company paid off all the remaining outstanding notes used to acquire the non-performing loan portfolios.

NOTE 7 - BORROWING UNDER LINES OF CREDIT

         In September 1998, the Company's line of credit with East West Bank was increased from $15 million to $21 million. The maturity date has been extended until June 2000, and the interest rate was reduced to LIBOR plus 2%.

NOTE 8 - MORTGAGE NOTES PAYABLE

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

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    UNAUDITED

         The July 1998 purchase of the 28,415 square foot office building in Los Angeles was financed with a mortgage note in the amount of $1.1 million. The note has an interest rate of LIBOR plus 2.5% and a maturity date of June 1, 2002.

         The September 1998 purchase of the 161,000 square foot office building in Hollywood was financed with a mortgage note in the amount of approximately $17 million and a third party equity investment of approximately $3 million and is secured by the aforementioned property. The note has an interest rate of LIBOR plus 3.56%. The equity investment has an interest rate of LIBOR plus 4%. Both notes have a maturity date of September 1, 2001.

         The September 1998 purchase of the 305,000 square foot office building in Hollywood was financed with a mortgage note in the amount of approximately $29 million and a third party equity investment of approximately $5 million and is secured by the aforementioned property. The note has an interest rate of LIBOR plus 3.56%. The equity investment has an interest rate of LIBOR plus 4%. Both notes have a maturity date of September 16, 2001.

         The September 1998 purchase of the 112 lots in Cathedral City was financed with a mortgage note in the amount of $1.1 million. The note has an interest rate of Prime plus 1% and a maturity date of September 30, 1999.


NOTE 9 - SUBORDINATED DEBT

         The July 1998 acquisition of Heitman Properties, Ltd. was financed with subordinated debt of $21 million. The bridge loan has an interest rate of 14% and a maturity date of January 15, 2000.

NOTE 10 - INVESTMENTS IN AFFILIATES AND PARTNERSHIPS

         In January 1998, the Company acquired a 15% interest in a joint venture ("60 Broad Street"), with a related party, which owns a commercial property with approximately 977,000 square foot of rental space, located in Manhattan, New York. The Company's investment at September 30, 1998 was approximately $3.7 million.

         In March 1998, the Company acquired 40% interest in a joint venture ("Beverly Crescent, LLC"), with a related party, which owns a note collateralized by a hotel in Beverly Hills, CA. The Company's original investment at March 31, 1998 was approximately $300,000. In May 1998, the Company sold its interest in the note and recorded a gain of approximately $298,000.

         In September 1998, the Company purchased a portfolio comprised of approximately 25 distressed Japanese loans and properties in a joint venture with Colony Capital, a related party. The Company's investment at September 30, 1998 was $660,000.00

         In September 1998, the Company acquired 8% interest in a joint venture ("PAC Ten") which owns commercial properties in Valencia, CA. The Company's investment at September 30, 1998 was $375,000.00.

NOTE 11 - STOCKHOLDERS' EQUITY

         In March 1998, the Company declared a 3 for 1 stock split in the form of a 200% stock dividend. The stock dividend was payable to holders of record as of March 30, 1998, and was paid in April 1998. All historical share and per share amounts have been retroactively restated to reflect the dividend.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    UNAUDITED

         In April 1998, the stockholders of the Company approved an increase in its authorized shares from 6,000,000 to 12,000,000, consisting of 10,000,000 shares of common stock and 2,000,000 shares of preferred stock.

         In July 1998, Colony Investors III, LP acquired a 10 percent equity position in the Company. The purchase involved a private placement sale of 440,085 shares of the Company's common stock and warrants exercisable for seven years to purchase an additional 132,026 shares of the Company's common stock, generating $5.2 million in proceeds. This transaction was reported on a Form 8-K filed with the Securities and Exchange Commission on July 31, 1998

         In August 1998, five of the Company's senior executive officers purchased 50,000 shares of its common stock from a related party in a private transaction.

NOTE 12 - RELATED PARTY TRANSACTIONS

         Commission revenue has been reduced by $150,000 for consulting fees paid to a director of the Company in connection with a lease transaction.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         The Company is committed to invest up to $2 million to the joint venture with Colony Capital, a related party. The Company has also guaranteed $800,000 under a letter of credit with respect to the KW Woodcreek joint venture.

NOTE 14 - SUBSEQUENT EVENTS

         In November 1998, the Company purchased 90,000 shares of its stock for $10.08 per share in a private transaction with a former officer and director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

         Revenue for the three months ended September 30, 1998 increased 258% compared to the three months ended September 30, 1997. The increase was mainly due to the acquisition of KW Properties Ltd., which added approximately $6.4 million in revenue or, 31% of the revenue for the quarter. Sale of residential real estate also increased 359% over the same period in 1997. Sales of residential real estate included significant sales from projects in Granada Hills and West Los Angeles, California. There was no such volume of sales in the third quarter of 1997. The Company also sold one of its commercial properties in the third quarter 1998, increasing the gain on sale of commercial real estate by 223% over the same period in 1997. Rental revenue increased 332% due to the larger commercial property portfolio of approximately 1,098,000 square feet in 1998 as compared to 245,000 square feet in 1997.

         Operating expenses increased 262% for the quarter ending September 30, 1998 compared to the three months ended September 30, 1997. The increase was mainly due to the 527% increase in cost of residential real estate sold as a result of the higher sales as discussed above. Compensation expenses increased 226% and general and administrative expenses increased 117% over the same period in 1997 due primarily to the additional costs associated with KW Properties Ltd. Also, the debt incurred by the Company to finance its commercial property portfolio and the acquisition of KW Properties, Ltd. generated a 273% increase in interest expense over the same period in 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

         Revenue for the nine months ended September 30, 1998 increased 102% compared to the nine months ended September 30, 1997. The increase was due primarily to the acquisition of KW Properties Ltd., as mentioned above. Sale of residential real estate increased by 150% due to the significant sales from projects in Granada Hills and West Los Angeles, California. Rental income increased 154% as compared to the same period in 1997 due to the larger commercial property portfolio as compared to 1997.

         Operating expenses for the nine months ended September 30, 1998 increased 103% as compared to the nine months in 1997. The increase was mainly due to the 168% increase in cost of real estate sold as a result of higher sale as discussed above. Also, interest expense increased 137% and amortization and depreciation expense increased 121% as compared to 1997, due to the Company's larger commercial properties portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash balance of approximately $12 million at September 30, 1998, combined with cash generated from operations and the $20 million from one of its lines of credit, will provide funds sufficient to meet its present and reasonably foreseeable obligations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the financing of its acquisition of Heitman Properties, Ltd., described n the Form 8-K filed by Kennedy-Wilson, Inc., (the "Company") with the Securities and Exchange Commission on July 31, 1998 (the "Company 8-K"), the Company entered into a Stock Purchase Agreement and Warrant Agreement with Colony Investors III L.P. ("Colony Investors") on July 16, 1998, pursuant to which Colony Investors purchased: (a) 440,085 shares of common stock of the Company (the "Common Stock"), and (b) warrants, exerciseable for seven years from July 16, 1998, to purchase an additional 132,026 shares of common stock of the Company at an initial exercise price of $15.00 per share (subject to adjustment as provided in said Warrant Agreement) for a total aggregate purchase price of $5,232,610 (the "Warrants" and such Common Stock and Warrants collectively, the "Securities"). The information set forth in Item 4 and 5 of the Company 8-K is hereby incorporated by reference.

         The proceeds of the Securities were used for the acquisition of Heitman Properties, Ltd. The sale of the Securities was exempt from registration under the Securities Act of 1933 as amended (the "Act") under Section 4(2) thereof. The Securities were not offered to any person other than Colony Investors. Colony Investors represented that it was an "accredited investor" within the meaning of the Regulation D under the Act and that it was acquiring the Securities and any Company common stock issuable upon the excise the Warrants for its own account for investment and not with the view to the distribution thereof except in accordance with applicable federal and state securities laws. In addition, the Note and Warrant will have customary legends regarding the nature of their sale and issuance and restriction on transfer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  Exhibit 10.1, 10.2 and 10.3 filed with the Company 8-K are hereby incorporated by reference.


         (b) Reports on Form 8-K

                  On July 31, 1998, the Company filed a Report Form 8-K containing Item 2 (Acquisition of Heitman Properties, Ltd.), Item 5 (Colony Investors equity investment), and Item 7(c) (Exhibits)

                  On September 29, 1998, the Company filed a Report Form 8-K/A containing Item 2 (Acquisition of Heitman Properties, Ltd.), Item 5 (Colony Investors equity investment), Item 7 (a) (Financial Statements of Heitman Properties, Ltd.), Item 7(b) (Pro forma Financial Information) and Item 7(c) (Exhibits).




                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1998                    KENNEDY-WILSON, INC.
                                            ------------------------------------
                                                   Registrant



                                            ------------------------------------
                                                   Freeman A. Lyle
                                            Executive Vice President & Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)