Form 10-K
period 1998-12-31
KENNEDY WILSON INC
filed 1999-03-12
CIK 885720

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 0-20418

                            ------------------------

                              KENNEDY-WILSON, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-4364537
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

    9601 WILSHIRE BOULEVARD, SUITE 220,
         BEVERLY HILLS, CALIFORNIA                        90210
  (Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 887-6400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  TITLE OF EACH    NAME OF EACH EXCHANGE
      CLASS         ON WHICH REGISTERED
-----------------  ---------------------
  Common Stock        NASDAQ National
($.01 par value)          Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 2, 1999, there were outstanding 6,746,681 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 2, 1999 was approximately $29,752,973 based on the closing price of $9.63 per share.

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1999 ANNUAL MEETING OF STOCKHOLDERS, TO BE HELD AT A FUTURE DATE, ARE INCORPORATED BY REFERENCE INTO
PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              KENNEDY-WILSON, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                            ------------------------

               CAPTION                                                                                          PAGE
               --------------------------------------------------------------------------------------------     -----
PART I
  ITEM 1.      Business....................................................................................           3
  ITEM 2.      Properties..................................................................................          10
  ITEM 3.      Legal Proceedings...........................................................................          10
  ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................          10
PART II
  ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................          11
  ITEM 6.      Selected Financial Data.....................................................................          12
  ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......          13
  ITEM 7A.     Quantitative and Qualitative Disclosure About Market Risk...................................          22
  ITEM 8.      Financial Statements and Supplementary Data.................................................          23
  ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          52
PART III
  ITEM 10.     Directors and Executive Officers of the Registrant..........................................          52
  ITEM 11.     Executive Compensation......................................................................          52
  ITEM 12.     Security Ownership of Certain Beneficial Owners and Management..............................          52
  ITEM 13.     Certain Relationships and Related Transactions..............................................          52
PART IV
  ITEM 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................          53

ITEM 1. BUSINESS

OVERVIEW

    We are an integrated, international real estate services and investment company. Founded in 1977, we were later incorporated in Delaware and became a public company in 1992. Through our subsidiaries, we deliver a complementary array of real estate services. Headquartered in Beverly Hills, we have approximately 640 full- and 50 part-time employees in offices throughout the U.S. and in an office in Tokyo.

    We initially gained recognition in the U.S. real estate market through our residential real estate auction services. Over time, we diversified our business so that we now provide:

    - Commercial and residential property management and leasing;

    - Management of real estate and note pool investments; and

    - Commercial and residential brokerage, including auction marketing.

In addition to these real estate related services, we invest for our account in:

    - Commercial and residential real estate; and

    - Pools of secured and unsecured distressed notes.

    Our clients include large U.S. and Japanese financial institutions, major corporations, pension funds, real estate developers, insurance companies and governmental entities.

    We have had a presence in Japan for ten years, through which we have developed significant relationships with Japanese companies and financial institutions. In 1995 we opened our Tokyo office. It is staffed with nine Japanese employees, two of whom are Japanese licensed real estate brokers with knowledge of the local culture and real estate market. We believe that success in the Japanese real estate market is determined primarily by a company's reputation and its business relationships, not solely by its access to capital. We have entered into joint venture relationships with companies and partnerships affiliated with Colony Capital, Inc. and Cargill, Incorporated to invest in Japanese real estate and distressed notes. We believe that these joint venture parties were attracted to us, in large part, by our strong Japanese presence.

OUR BUSINESS OPERATIONS

PROPERTY MANAGEMENT AND LEASING

    On July 17, 1998, we acquired Heitman Properties, Ltd., a national property management and leasing company founded in 1969. As a result of this acquisition, we have become a nationwide commercial and residential property management and leasing company. We provide a full range of services relating to property management, including:

    - Commercial and residential building management;

    - Leasing;

    - Construction management;

    - Engineering services;

    - Technical services; and

    - Environmental management.

    We have managers in four regional offices--Beverly Hills, Houston, Minneapolis and Chicago-- supervising approximately 600 full-time and 50 part-time employees who assist in managing more than 125 office and industrial buildings, commercial garages and multi-unit residential complexes in 26 different states and the District of Columbia. We have approximately 48 million gross square feet of real estate under management, including 15,334 residential units.

    As part of our strategy for providing our property management clients with the best services possible, we apply the same approach in managing our clients' properties as we do in managing our own, where our primary objective is to maximize the return on investment. To this end, we work with each client to ascertain its goals and expectations and to design strategic plans for marketing and improving each property in a way that increases the client's returns. We also strive to maximize our clients' returns by reducing property operating expenses through the discounts and lower prices that we generally obtain for vendor services and supplies such as janitorial and gardening services and office supplies. As a result of our national purchasing programs and service provider alliances, we can sometimes secure these services and supplies for less than the manager of a single property.

    We are actively seeking to expand our property management and leasing operations through the acquisition of property management and leasing companies, the marketing of our property management services to our existing brokerage clients and the development of new, institutional clients. We have one senior executive whose sole responsibility is to seek out, evaluate and negotiate property management and leasing company acquisitions and we have marketing personnel working out of our Beverly Hills, Phoenix and Chicago offices seeking new property management engagements. We have also charged our property managers and leasing agents with the responsibility of bringing in new business and we compensate them with bonuses when they are successful in doing so. In addition to expanding our property management business in the U.S, we also intend to expand that business into Japan in concert with our efforts to invest in Japanese real estate.

REAL ESTATE BROKERAGE

    Through our offices in Beverly Hills, New York and Tokyo, and with the assistance of our affiliate in Hong Kong, Kennedy-Goldman, Ltd., we provide specialized brokerage services for both commercial and residential real estate. We market and sell on behalf of our clients and ourselves:

    - Office and retail buildings;

    - Multi- and single-family residences;

    - Industrial sites;

    - Hotels and resorts; and

    - Undeveloped land.

The properties for which we have brokered sales are located throughout the U.S. with a significant concentration in California. We have also sold properties in Japan, Guam and Canada.

    We strive to achieve the best results for our clients and to provide superior customer service that focuses on personalized attention, frequent updates on marketing efforts and utilization of our international relationships and our complementary array of real estate services. The following is a sample of the real estate services that we provide in connection with our brokerage activities:

    - Property valuations;

    - Development and implementation of marketing plans;

    - Sealed bid brokerage; and

    - Open bid auctions.

    When we receive a new brokerage engagement, we begin by developing with our client a sales strategy that we believe will maximize the sales proceeds while taking into account our client's individual situation, including time parameters, sensitivity to publicity and cash flow needs. We also investigate and analyze, among other things, the physical condition of the property, its cash flow and tenant characteristics, market rents and market dynamics within submarkets and comparable transactions. We conduct commercial property sales primarily through private negotiations and, to a lesser extent, sealed bid sales. We conduct residential property sales primarily through sealed bid and open bid auctions and conventional brokerage activities.

    As part of our effort to ensure that our various offices work together to provide the brokerage and marketing services that a particular client may need, our compensation practices reward employees in all offices that participate in a marketing effort for a particular client. We believe that our compensation practice is particularly effective when our Asian clients are selling their U.S. real estate holdings.

    COMMERCIAL BROKERAGE SERVICES. We specialize in marketing commercial properties with privately negotiated sealed bid sales. As part of our efforts to market each commercial property, we develop and implement cost effective marketing campaigns ranging from local to worldwide in scope. Each marketing campaign is tailored to the client's objectives and the property's characteristics. We also market properties directly to various investors with whom we maintain ongoing business relationships. We believe that through these efforts, we create a sales environment intended to enable our clients to obtain the highest possible prices for their properties.

    We obtain our commercial brokerage engagements primarily through our existing relationships with over 100 institutional and corporate owners of real estate located in the U.S. Our clients are located in the U.S., Japan, Canada, Australia and Hong Kong.

    Traditionally, our commercial brokerage marketing in Asia focused primarily on selling properties located in the U.S. for Asian clients. Over the years, we have built relationships with large Japanese financial institutions, developers, investors and property owners and have developed what we believe to be a reputation among them as successful marketer of commercial and residential real estate in the U.S. In 1995, in order to establish ourselves as brokers in the Japanese real estate market, we opened our office in Tokyo and are now brokering the sales of commercial property in Japan.

    When we engage in a competitive bidding process for brokerage engagements, our brokerage commission rates often structured to demonstrate our confidence in our ability to sell the property at a high price. For example, we might offer a property owner a market or below-market brokerage commission rate for selling a property at the price the owner initially expects and a higher rate for selling the property for a higher price. On average, our commercial brokerage assignments last for six months from the listing of the property to the payment of a brokerage commission upon its sale. Generally, we do not enter into long-term contracts for brokerage services.

    RESIDENTIAL BROKERAGE SERVICES. We specialize in designing marketing programs to sell single-family home developments and condominium projects using conventional sales and auction-marketing programs. We also design and implement sealed bid marketing programs for exclusive estates and land for residential development. Most of the residential properties that we have brokered are located in California. Our clients include builders, developers, private sellers, financial institutions and government agencies.

    AUCTION SERVICES. We provide our clients with auction marketing services to sell both commercial and residential real estate. Auctions provide a seller an opportunity to concentrate the marketing efforts and sell its holdings on one established date. By doing so, the seller can increase liquidity and avoid long-term carrying costs and the risk of a drop in market value. For these reasons, we believe that the net proceeds to the seller following an auction sale of multiple units often exceeds what the net proceeds would have been had the units been sold individually through conventional brokerage arrangements. The typical auction marketing program spans approximately four months from the time that we sign the agreement with our client to the date of the auction.

REAL ESTATE INVESTMENTS AND ASSET MANAGEMENT

    We invest in commercial and residential real estate with joint venture partners and on our own account. We also provide asset management services for some of our joint ventures.

    Our current investment portfolio and our plans for future investments focus on commercial buildings and multiple and single family residences. Generally, we purchase properties that are subperforming in a manner which we believe can be rectified with our expertise or financial resources. For example, a developer of a residential real estate project may find it difficult or impossible to finish the project because it cannot properly market the finished product or has insufficient cash flow. In such a situation, we can purchase the project at a discounted price then apply our marketing expertise and draw on our financial resources to finish the project and sell it as a whole or to individual home buyers for a profit. With regard to commercial properties, we acquire subperforming buildings, make the improvements necessary to attract tenants, lease to new tenants and then sell the buildings. We refer to this process as stabilizing the asset.

    We believe that one of our strengths is our ability to quickly identify and acquire desirable real estate assets. We do so by capitalizing on the institutional knowledge we have developed through our brokerage and investment business and by conducting quick and thorough investigations and analyses of the properties, their financial condition and what we believe to be their financial potential. We have extensive experience in identifying and analyzing the factors that impact property values in the regions in which we do business, such as new construction, the marketability of certain neighborhoods, leasing trends and the types of businesses seeking various types of commercial space. Our investigations and analyses are conducted by an experienced in-house team, occasionally supplemented by outside due diligence professionals.

    To date, a significant portion of the real estate in which we have invested is located in California. Within the next year, we plan to liquidate the commercial real estate investments that we currently wholly own in the U.S. due to our belief that we will have stabilized or will soon stabilize these assets in many markets. While we believe the current cycle of the U.S. commercial real estate market has matured, we think that Japan offers significant real estate opportunities due to the recent Asian economic downturn. Presently our brokerage operations are the source of many of our real estate acquisitions in the U.S. These operations provide us with unique investment opportunities in the form of close relationships with clients that have substantial real estate investments. We expect our property management and brokerage operations to continue to provide select opportunities for us to acquire additional U.S. real estate investments suitable for our stabilization techniques.

    Occasionally, our clients desire to sell some or all of their real estate holdings through means other than conventional brokerage or auction services. For example, financial institutions are generally not in the business of holding and managing property and they may have regulatory or internal requirements that mandate the rapid sale of real property acquired through foreclosure. Thus, a financial institution client that has acquired a property through a foreclosure may desire to sell it in less time than it would take for a conventional brokerage or auction sale. Similarly, as a result of the current economic conditions in Asia, a client in Asia may have the need or desire to sell a real estate holding in a rapid manner with little publicity. In the past, we have been able to meet the needs of these types of clients by purchasing their properties quickly and discretely for our own account.

    Depending on the size of the property, the availability of capital and our assessment of risks, we either acquire a property as part of a joint venture or entirely for our own account. Historically, we have used joint ventures to acquire larger commercial buildings, typically those with more than 250,000 square feet of space. In these transactions, our joint venture partner contributed the majority of the capital while we contributed the remainder of the capital along with our marketing expertise. In some cases we have provided the joint venture fee based asset management services. These transactions have offered us the ability to leverage our capital and diversify the risks associated with owning these larger properties.

    We generally finance the acquisitions of our wholly-owned real estate with mortgage loans and mezzanine financing. Currently, all but one of our wholly-owned commercial properties were acquired with the use of mezzanine financing. In our typical mezzanine financing transaction, we are required to make an equity investment of 25% to 35% of the purchase price, of which 70% to 80% of that equity investment is financed by the mezzanine lender. The remainder of the investment is generally financed by a mortgage lender. Typically, the mezzanine lender receives interest on its loan and a share of the sale proceeds. The share of the sale proceeds is generally determined by the amount of the loan and the period of time which the property is held. In this type of arrangement, we control the management of the property, including the timing and marketing of the property's sale.

    We are pursuing joint ventures with large international investors, particularly in Japan. To this end, we have entered into a limited partnership agreement with affiliates of Colony Capital to invest up to $100.0 million of which $2.0 million will be invested by us, in Japanese real estate and pools of distressed notes. The investment strategy of the Kennedy-Wilson/Colony partnership is to take advantage of depressed Japanese real estate prices and the weakened Japanese economy by purchasing Japanese real estate and distressed notes at discounted prices. Once the partnership acquires an asset, whether a pool of notes or real estate, we manage that investment on behalf of the partnership for a fee. Thus far, the partnership has purchased a 356,000 square foot office building in Kawasaki, Japan occupied by high tech tenants and a pool of notes as described in the "Distressed Note Pool Investments" section that follows this section.

DISTRESSED NOTE POOL INVESTMENTS

    Since 1994, we have been purchasing and managing pools of distressed notes. Generally, distressed notes are those where the borrower has stopped making payments or is late in making payments. Our note pools contain notes that are secured and unsecured. The secured notes are collateralized by real estate or personal property.

    Historically, we have acquired these pools from regulatory agencies such as the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. We have also purchased notes from various U.S. private sellers, such as banks, savings institutions, mortgage companies and insurance companies. Most of these notes were originated by lenders in California, Texas and Florida.

    Recently, we expanded our operations to include the acquisition of a pool of Japanese distressed note pools a joint venture. In September, 1998, the Kennedy-Wilson/Colony partnership purchased for $24.0 million a pool of distressed Japanese notes with a face value in excess of $400.0 million, some of which are secured by real estate and personal property. In addition, the pool also included 17 commercial and residential properties. As of December 31, 1998, this note pool had generated for the Kennedy-Wilson/ Colony partnership revenues in excess of $1.6 million, of which $109,000 represents revenues for us. In addition to any amounts paid by the borrowers in this note pool, we will also earn an asset management fee for managing the notes and real estate acquired.

    In March, 1999, we entered into a joint venture agreement with an entity affiliated with Cargill, Incorporated. The present investment strategy of the Kennedy-Wilson/Cargill joint venture is to acquire on a privately negotiated basis pools of distressed Japanese real estate secured notes that cost from $3.0 million to $10.0 million. In addition to our 5.0% contribution, we will provide the Kennedy-Wilson/ Cargill joint venture asset management and disposition services on a fee basis. Although, the Kennedy-Wilson/Cargill joint venture has not yet acquired any assets, we expect it to do so in the near future. In accordance with our obligations under the Kennedy-Wilson/Colony partnership, we presented this opportunity to that partnership. The Kennedy-Wilson/Colony partnership declined the opportunity because, we believe, the assets we intend to acquire through the Kennedy-Wilson/Cargill partnership do not fit within the Kennedy-Wilson/Colony partnership strategic investment plan.

    We also invest in individual distressed notes secured by real property. Presently, we hold two nonperforming distressed notes secured by undeveloped land in the Kailua-Kona region of Hawaii that we acquired in 1998. In one of those notes we have an equity investment of $3.9 million and it is secured by 450 acres of ocean front, undeveloped land. In the second note, we have an equity investmnet of $540,000. This note is secured by 1,000 acres of undeveloped land.

MEZZANINE LENDING

    In 1997, we began making mezzanine loans to real estate developers for new single-family, residential developments. Total project costs for these developments typically range from $5.0 to $25.0 million, and our mezzanine loans typically range from $500,000 to $1.0 million. We expect to hold these loans for a period of less than two years. Presently, the borrowers pay interest at 10% per annum, and we are entitled to a participation in any profits from the development. We also, generally, collect at the closing of each loan a 1% set-up fee. We have made three loans of this type, each of which remains outstanding. The aggregate outstanding principal balance of all three loans is approximately $1.4 million.

EQUITY INVESTMENTS IN OTHER COMPANIES

    KENNEDY GOLDMAN. In June, 1997 we acquired a 20% equity interest in Kennedy Goldman (HK) Limited, a Hong Kong corporation, located in Hong Kong. Kennedy Goldman is a real estate services company specializing in leasing and real estate investment brokerage in Hong Kong. We acquired this interest in order to maintain a presence in the Hong Kong real estate market and business relations with Asian real estate investors. We have a director on Kennedy Goldman's Board of Directors. The book value of our investment is $32,000.

    ASSET ONE. In April, 1998 we acquired a 40% equity interest in Asset One, a Japanese corporation with an office in Tokyo. Asset One is a loan servicing company. Part of Asset One's business includes servicing the loans in our distressed Japanese loan pools. The book value of our investment is $182,000.

    JUTAKU RYUTSU. In March, 1998 we acquired a 30% equity interest in Jutaku Ryutsu, a Japanese corporation with offices in Tokyo, Osaka and Fukuoka, Japan. Jutaku Ryutsu is a brokerage company that specializes in selling real estate assets between $500,000 and $10 million in value. Jutaku Ryutsu assists us with our acquisition due diligence on our Japanese loan pools and real estate and the disposition of those assets. The book value of our investment is $253,000.

GOVERNMENT REGULATIONS

    Our brokerage and property management operations are subject to various federal, state and local regulations in the U.S. and in Japan. We must have an officer licensed as a real estate broker or we must associate with a broker licensed by each state within the U.S. in which we provide brokerage and property management services. In California, we must have an officer licensed as a real estate broker in order to be exempt from California's lender licensing requirements with respect to the real estate secured mezzanine loans that we make. Each of our employees that performs certain brokerage functions in any particular state must be a licensed real estate salesperson in that state and he or she must work under the supervision of a broker licensed by that state. In addition to these licensing requirements, certain state governmental entities, such as the California Department of Real Estate, regulate our brokerage and property management operations by requiring our resident operative subsidiary to be licensed. We believe that we are in substantial compliance with all material licensing requirements and regulations in states and countries in which licenses are required and in which we are engaged in material brokerage and property management activities.

    In various states, governmental entities license individual auctioneers and/or administer various regulations governing their activities and may require that auctioneers post bonds. We believe that we are in substantial compliance with all material licensing and bonding requirements in all states in which auctioning licenses and bonds are required and in which we are engaged in material auction activities.

COMPETITION

    Because of our unique combination of businesses, we compete with brokerage, auction, leasing and property management companies as well as companies, partnerships, trusts and individuals that invest in real estate and distressed notes. We believe that the brokerage and property management industries are both highly fragmented and highly competitive. We must compete with conventional property management companies and commercial and residential real estate brokers as well as other auction companies. Several of these companies are significantly larger than us and possess greater financial resources. We compete with real estate brokerage and auction-marketing companies on the basis of brokerage commissions charged, marketing expenses paid and quality of service. We compete with property management and leasing firms on the basis of management fees and leasing commissions charged and the range and quality of services provided.

    Our investment operations compete to varying degrees with real estate investment partnerships and other investment companies. Many of these competitors have significantly greater capital resources. Some of these competitors, however, focus on acquisitions which are larger in size than those historically targeted by us. We believe that we also compete to a lesser degree with real estate investment trusts that seek to acquire similar assets. We compete with these other investors on the basis of the amounts that we pay for the investments acquired.

EMPLOYEES

    We have approximately 640 full-time and 50 part-time employees in the U.S. and in Japan. None of our employees are represented by a collective bargaining agreement. Our compensation policies are designed to attract and retain and motivate the employees that are an integral part of our profitability. Generally, executive officers and brokers receive a base salary and a variety of performance based rewards including stock options and either profit sharing or bonuses. These employees, other than those in our property management and leasing group, receive a relatively low base salary, with the bulk of their salary being paid in the form of a performance based bonuses. The upper level employees in the property management and leasing group receive a market based salary and performance based bonuses. In either case, the bonuses are based in part upon the profitability of the group with which the employees are affiliated as well as our overall performance. As a result, employees are encouraged to meet individual goals as well as to contribute their expertise and efforts on behalf of their group. In addition to promoting the generation of revenues, our bonus structure also encourages our commercial real estate brokers to control costs because the bonuses paid are based on the profits of the commercial brokerage operations as opposed to gross brokerage revenues. In furtherance of our compensation philosophy, we have granted approximately 3% of our employees stock options to reward excellent performance and to further align their personal interests with those of our other stockholders. Finally, approximately 4% of our employees are entitled to participate in a deferred compensation plan in which we match each employee's contribution up to a specified maximum according to our overall performance.

ITEM 2. PROPERTIES

    Our executive and administrative offices are located at 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California, and consist of approximately 26,000 square feet in an office building managed by us. We also lease space for our regional and branch offices and sublease space to third parties. These facilities, including our Beverly Hills headquarters, comprise a total of approximately 84,488 square feet of leased space, with an annual aggregate base rental of approximately $1.0 million. Each of these leases is scheduled to expire within the next five years. We believe that we will be able to renew any expiring lease or obtain suitable office space to replace such leased facility, as necessary, without any material increase in our rental costs.

    As described above, we also buy and sell real estate in the ordinary course of our business.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various legal proceedings generally incidental to our business and routine. These matters are generally covered by insurance. The ultimate disposition of these ordinary proceedings is not presently determinable. We believe based upon currently available information, that the outcome of these proceedings will not have a material adverse effect on our financial position or results of operations and that the existing proceedings, individually or collectively, are not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of our stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock trades on The NASDAQ National Market under the symbol "KWIC." The following table sets forth the high and low closing sale prices per share of our Common Stock as reported in the NASDAQ National Market, adjusted for a 20% stock dividend paid October 27, 1997; a 200% stock dividend paid April 10, 1998 and a 50% stock dividend paid December 15, 1998, where appropriate.

                                                                                HIGH        LOW
                                                                              ---------  ---------
1997--
  First Quarter.............................................................  $    2.22  $    1.77
  Second Quarter............................................................  $    2.97  $    2.13
  Third Quarter.............................................................  $    3.33  $    2.73
  Fourth Quarter............................................................  $    4.39  $    3.08

1998--
  First Quarter.............................................................  $    8.78  $    3.67
  Second Quarter............................................................  $   12.67  $    6.33
  Third Quarter.............................................................  $    9.00  $    6.00
  Fourth Quarter............................................................  $    8.50  $    5.00

    As of March 2, 1999, there were approximately 1,250 holders of our Common Stock. Since the completion of our initial public offering in August 1992, we have not paid any cash dividends, and we have no present intention to commence the payment of cash dividends. However, our Board of Directors may determine to pay cash dividends on our Common Stock in the future depending on our results of operations, financial condition, contractual restrictions and other factors our Board may deem relevant from time to time. Presently, our loan agreemnt with FBR Asset Investment Corporation prohibits us from declaring or paying any dividend with respect to our Common Stock without first obtaining the consent of FBR Asset Investment Corporation.

    On December 18, 1998, we purchased 100% of the issued and outstanding stock of TechSource Services, Inc. from its four stockholders for $225,000 cash and 28,300 shares of our common stock at a per share price of $8.027. The sale was exempt from registration under the Securities Act of 1933 under Section 4(2) thereof. We reasonably believed prior to the sale of our shares that each of the purchasers had such knowledge and experience in financial and business matters that each was capable of evaluating the merits and risks of an investment in our Company.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth our selected financial data as of and for each of the five fiscal years ended December 31. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                                                           YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                             1994        1995       1996       1997        1998
                                                           ---------  ----------  ---------  ---------  ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Total revenues...........................................  $  38,647  $   20,610  $  31,967  $  26,999  $   50,872
Total expenses...........................................  $  37,589  $   33,752  $  28,376  $  22,768  $   44,710
Income (loss) from operations............................  $   1,058  $  (13,142) $   3,591  $   4,231  $    6,162
Net income (loss)........................................  $   1,010  $  (13,186) $   3,531  $   4,030  $    5,325

Basic income (loss) before extraordinary items per
  share..................................................  $    0.13  $    (1.74) $    0.50  $    0.65  $     0.85
Basic extraordinary items per share......................        N/A         N/A        N/A  $    0.01         N/A
Basic net income per share...............................  $    0.13  $    (1.74) $    0.50  $    0.66  $     0.85
Basic weighted average shares............................      7,594       7,575      7,087      6,104       6,254

Diluted income before extraordinary items per share......  $    0.13         N/A  $    0.50  $    0.64  $     0.78
Diluted extraordinary items per share....................        N/A         N/A        N/A  $    0.01         N/A
Diluted net income per share.............................  $    0.13         N/A  $    0.50  $    0.65  $     0.78
Diluted weighted average shares..........................      7,686         N/A      7,094      6,187       6,801

                                                                             AS OF DECEMBER 31,
                                                           -------------------------------------------------------
                                                             1994        1995       1996       1997        1998
                                                           ---------  ----------  ---------  ---------  ----------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.............................................  $  37,014  $   37,651  $  51,114  $  45,718  $  204,816
Total liabilities........................................  $  15,995  $   29,706  $  40,732  $  34,124  $  182,036
Total stockholders' equity...............................  $  21,019  $    7,945  $  10,382  $  11,594  $   22,780

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are an international real estate services and investment company. We provide property management and leasing services, asset management, commercial and residential brokerage, and auction services to clients primarily in the U.S. and Japan. Our clients include financial institutions, major corporations, real estate developers, insurance companies and governmental agencies. We also invest in commercial and residential real estate, as well as individual and pools of distressed notes both in the U.S. and Japan. Our revenues in 1996, 1997, and 1998 were $32.0 million, $27.0 million, and $50.9 million, respectively. Our net income in the same periods was $3.5 million, $4.0 million, and $5.3 million, respectively.

    In 1998, we substantially increased our activities in Japan, including a joint venture with an affiliate of Colony Capital, Inc. This joint venture provides a framework for the investment of up $100.0 million, $2.0 million of which would be invested by us, in Japanese real estate and pools of distressed notes, of which approximately half has been invested to date. Under the terms of the joint venture agreement, we provide Japanese real estate expertise and receive acquisition, management and disposition fees. The joint venture agreement also requires us to provide 2.0% of the required equity in any investment. In addition, we made minority investments in brokerage and loan servicing businesses in Japan and have expanded the size of our direct employee base in Japan to nine real estate professionals. As part of our strategy, we plan to grow our business in Japan, continuing to emphasize fee based sources of income. In furtherance of this strategy, we entered into a joint venture and strategic alliance with an affiliate of Cargill, Incorporated in March 1999 to invest in small- and medium-sized pools of distressed notes.

    When we sell residential real property, we recognize as gross revenues the total sales price of residential real estate property and we recognize as an expense the purchase price and improvements associated with that real estate. Therefore, a sale of residential real property in any reported period has a disproportionate effect on revenues and expense in that period relative to sales of other investments and our other business lines. Our commercial real property investments are accounted for on a net gain on sale basis.

    Our 1998 growth was due principally to our acquisition of our property management and leasing company, Heitman Properties, Ltd., in July 1998. We funded this acquisition with a $21.0 million loan from Colony K-W, LLC. We made this acquisition as part of our strategy to increase recurring fee income as a percentage of total revenues. We expect that this acquisition will be a platform for future growth of our property management business in both the U.S. and Japan. We acquired Heitman Properties for $21.0 million in cash and we accounted for this transaction under the purchase method of accounting, resulting in goodwill of $16.0 million which we are amortizing on a straight-line basis over 30 years.

    Historically, we have purchased for our own account commercial and residential real estate in the U.S. During 1996, 1997, and 1998, we acquired $13.1 million, $10.8 million, and $102.1 million, respectively, of commercial properties, and $2.2 million, $2.8 million, and $7.6 million, respectively, of residential properties. We held or hold all these properties for resale. We anticipate selling these domestic, wholly-owned properties within the next year.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

TOTAL REVENUES

    Total revenues for 1998 were $50.9 million, which represents an 88.4% increase over 1997. Earnings before taxes for 1998 were $6.2 million, which represents a 45.6% increase over 1997. Net income for 1998 was $5.3 million, which represents a 32.1% increase over 1997. These increases are primarily attributable to our acquisition of Heitman Properties, Ltd.

    PROPERTY MANAGEMENT. In 1998 our property management and leasing operations generated $14.2 million of revenues, representing 27.9% of our total revenues. On July 17, 1998 we acquired Heitman Properties, Ltd., from Heitman Financial, Inc., and renamed it Kennedy-Wilson Properties, Ltd. Between July 17, 1998 and December 31, 1998, this subsidiary generated $12.7 million of our $14.2 million in property management fees and leasing commissions. As of December 31, 1998, it had under management a portfolio of approximately 48 million square feet of commercial, industrial and apartment properties located in 26 states and the District of Columbia.

    BROKERAGE. Brokerage commission revenues in 1998 were $4.9 million, representing 9.7% of total revenues and a 16.6% decrease over brokerage commission revenues in 1997 of $5.9 million. There were a total of 30 transactions in 1998 with an aggregate value of $522.9 million, compared to 57 transactions in 1997 with an aggregate value of $423.8 million. This reflects a continued trend toward increased brokerage commissions from commercial sales and decreased brokerage commissions from residential sales. Commercial properties typically have higher sales prices but lower brokerage commission rates compared to residential properties. The costs associated with a commercial assignment tend to be lower than those associated with residential assignments.

    INVESTMENTS. Sales of residential real estate were $13.8 million in 1998, representing 27.2% of total revenues, compared to $6.8 million in 1997. This equates to a 104.8% increase. This increase is due to sales from four projects in 1998, including a 10 unit single family home development in North Los Angeles, seven units of a 23 unit single family development in Palm Desert, and the bulk sale of a 24 unit condominium project in west Los Angeles. This compares to revenues in 1997 from the sale of 13 units of a 14 unit condominium project located in Orange County, California, the sale of the remaining seven units in a condominium project in Hawaii, and the sale of a land lot zoned for condominium development in Beverly Hills. The sales of residential real estate for both years reflect our strategy to sell upon completion of planned improvements, rather than holding for speculation.

    Equity in income of investments with related parties and affiliates and gain on sale of partnership increased in total to $4.7 million in 1998, or 9.2% of total revenue, a 227.7% increase from the $1.4 million realized in 1997. The gain on sale of the partnership interest was $4.1 million. The increase was substantially due to the gain on the sale in 1998 of our interest in a joint venture that owned two commercial office buildings in downtown Los Angeles. We sold our interest in the joint venture because we had completed the process of stabilizing the properties, which included increasing average occupancy of the properties from approximately 45% at acquisition in 1996 to approximately 80% at the time of sale. Both 1998 and 1997 included revenues from the sale of 88 condominium units from a 109 unit joint venture project located in near downtown Los Angeles. The sales of these units occurred over the two years as planned improvements to the units were completed.

    Gain on sale of commercial real estate was $2.7 million 1998, or 5.2% of total revenues, down 58.2% from $6.3 million in 1997. The decline resulted from the fact that in 1997 we sold five commercial properties including a 46,000 square foot property in Santa Monica, a 50,000 square foot property in West Los Angeles, 30,000 square foot property in Anaheim, a 61,000 square foot in Pasadena and a 20,000 square foot property in Santa Monica. In 1998, we sold two commercial properties, consisting of a 36,000 square foot building in Santa Monica, and a 28,000 square foot building in downtown Los Angeles. All properties were sold after the completion of the stabilization process.

    Gains on restructured notes totaled $3.9 million in 1998, or 7.7% of total revenues, a 3.1% decrease from $4.0 million in 1997. This decrease can be attributed to a reduction in the number of U.S. note purchases in 1998. The gain in both years reflects our continued progress in liquidating our portfolios of distressed notes that were purchased at substantial discounts to face value. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

    Net rental income was $4.6 million in 1998, or 9.0% of total revenues, representing a 181.3% increase from $1.6 million in 1997. The increase reflects our acquisition of approximately 1.1 million square feet of commercial office properties in 1998. All of these acquisitions represent what we believe are value-added opportunities in recovering sub markets in Los Angeles county, including two properties in Hollywood consisting of 467,000 square feet, a property in downtown Los Angeles consisting of 282,000 square feet, a property in the Mid-Wilshire District of Los Angeles consisting of 133,000 square feet, a property in Pasadena consisting of 52,000 square feet, and a property in Van Nuys consisting of 74,000 square feet.

TOTAL OPERATING EXPENSES.

    Operating expenses in 1998 were $44.7 million, representing a 96.4% increase over $22.8 million in 1997. This increase was due primarily to the addition of new personnel in connection with the acquisition of Heitman Properties, Ltd.

    Brokerage commissions and marketing expenses decreased 42.7% to $532,000 in 1998 from $928,000 in 1997, primarily as a result of the decreased auction sales, which are typically more expensive than sealed bid sales or traditional brokerage sales.

    Cost of residential real estate sold was $12.2 million in 1998, a 119.0% increase from $5.6 million in 1997. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

    Compensation and related expenses was $14.6 million in 1998, up 90.4% from $7.7 million in 1997. The increase reflects the increase in personnel from 60 employees in 1997 to approximately 700 employees in 1998, primarily as a result of our acquisition of Heitman Properties, Ltd. In addition, in 1997 we implemented a deferred compensation program designed to retain and motivate key employees to help achieve targeted company-wide goals.

    General and administrative expenses were $6.9 million in 1998, representing a 47.8% increase over 1997 expenses of $4.7 million. The increase is due primarily to the additional expenses associated with our property management operations.

    Depreciation and amortization expense increased to $2.1 million in 1998, a 160.6% increase over the $790,000 in 1997. The increase was due to the increase in the commercial property portfolio to $110.0 million in 1998 from $14.1 million in 1997. In addition, amortization of the goodwill and property management contracts associated with the acquisition of Heitman Properties, Ltd. began from its acquisition in July 1998 and amounted to about $800,000 in 1998.

    Interest expense was $8.4 million in 1998, compared to $3.1 million in 1997, representing a 167.5% increase. The increase results from the increase in total debt to $163.9 million in 1998 from $28.9 million in 1997. It should be noted that approximately $115.1 million of the debt in 1998 was in the form of loans incurred concurrently with the acquisition of our commercial and residential properties as such acquisitions and loans are discussed in the "Liquidity and Capital Resources" section.

    Provision for income taxes was $837,000 in 1998, a 200% increase over the $280,000 in 1997. The tax expense has been significantly less than the statutory rate due to substantial net operating losses carryforward which have been utilized in reducing the Company's federal tax liabilities. At December 31, 1998, the Company has available net operating losses carryforward totaling approximately $219,000.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

TOTAL REVENUES.

    Total revenues in 1997 were $27.0 million, a 15.5% decrease from $32.0 million in 1996. Earnings before taxes for 1997 were $4.2 million, representing a 17.8% increase over 1996. Net income for 1997 was $4.0 million, representing a 14.1% increase over 1996. Despite the decrease in sales of residential real estate earnings before taxes, net income increased because of an increase in the sale of commercial real estate. We had no property management revenues from 1996 or 1997.

    BROKERAGE. Revenues from brokerage commissions were $5.9 million in both 1997 and 1996, representing 21.8% of total revenues in 1997 and 18.4% of total revenues in 1996. In 1997 there were 57 transactions totaling $424.0 million in value, compared to 70 transactions in 1996 totaling $359.6 million in value. Also, in 1997 a greater proportion of the brokerage commissions were earned from commercial property sales, as opposed to 1996 when sales of residential properties, especially through the auction process, were greater. Commercial properties typically have higher sales prices but lower brokerage commission rates compared to residential properties. The costs associated with a commercial assignment tend to be lower than those associated with residential assignments.

    INVESTMENTS. Residential real estate sales were $6.8 million in 1997, equal to 25.0% of total revenues, compared to $19.7 million in 1996 representing a 65.8% decline. Residential real estate sales in 1997 consisted of revenues from three projects, including 13 units of a 14 unit condominium property in Orange County, the remaining seven units in a condominium property in Hawaii, and land in Beverly Hills. This compares to residential real estate sales in 1996 which included revenues from four projects, including 33 condominium units from a property in Hawaii, 42 condominium units from a property in south San Francisco, nine units from a property in west Los Angeles, and the remaining unit from a condominium project located in San Francisco.

    Equity in income of investments with related parties and non-affiliates was $1.4 million in 1997, or 5.3% of total revenues, compared to $178,000 in 1996. The increase is due primarily to sales of 88 condominium units in a 109 unit joint venture property located near downtown Los Angeles.

    Gain on sale of commercial real estate was $6.3 million in 1997, representing 23.5% of total revenues, compared to $1.4 million in 1996, equating to a 336.0% increase. The increase is due primarily to the fact that in 1997 we sold five commercial properties, including a 46,000 square foot property in Santa Monica, California, a 50,000 square foot property in west Los Angeles, and a 30,000 square foot property in Anaheim, California, a 61,000 square foot property in Pasadena, California, and a 20,000 square foot property in Santa Monica. In 1996 we sold one commercial property consisting of 56,000 square feet in Santa Monica.

    Gains on restructured notes receivable were $4.0 million in 1997, or 15.0% of total revenues, compared to $3.1 million in 1996, which equates to a 32.0% increase. The increase reflects the increased collections from the note pools acquired in 1996 and 1997.

    Rental income net was $1.6 million in 1997, or 6.0% of total revenues, versus $1.5 million in 1996, resulting in an 11.0% increase. The increase resulted from an increase in the average occupancy of properties in our portfolio in 1997 due to our management and leasing programs.

TOTAL OPERATING EXPENSES.

    Total expenses in 1997 were $22.8 million, a 20.0% decrease from $28.4 million in 1996. Despite the decrease in sales of residential real estate, earnings before taxes and net income increased because of an increase in the sales of commercial real estate. We had no property management revenues in 1996 or 1997.

    Brokerage commission and marketing expenses decreased 40.5% to $928,000 in 1997 from $1.6 million in 1996, reflecting the continued trend of less auction marketing revenues which is typically more costly than single asset commercial brokerage transactions.

    Cost of residential real estate sold decreased 66.2% to $5.6 million in 1997 from $16.7 million in 1996. This was due primarily to the decreased revenues from sales of residential real estate discussed above.

    Compensation and related expenses increased 62.0% to $7.7 million in 1997 from $4.7 in 1996, resulting from an increase in executive employees and from increased incentive compensation, including the implementation of a deferred compensation program designed to maximize our profits.

    General and administrative expenses increased 49.1% to $4.7 million in 1997 from $3.1 million in 1996, due to an increase in occupancy costs associated with opening our office in New York as well as the necessity of additional corporate space, and to increased legal costs associated with increased collection and restructuring of notes receivable and leasing and sales of commercial and residential real estate.

    Depreciation and amortization increased 195.0% to $790,000 in 1997 from $268,000 in 1996. Although commercial properties held for sale at the end of 1997 totaled approximately $14.1 million, compared to approximately $25.1 million at the end of 1996, the average balance during 1997 was higher.

    Interest expense increased 59.8% to $3.1 million in 1997 from $2.0 million in 1996. Although our total debt decrease to $28.9 million from $37.6 million in 1996, the average balance in 1997 was higher.

LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity and capital resources requirements include expenditures for real estate held for sale, distressed notes pools, the acquisition of property management portfolios, and working capital needs. Historically, we have not required significant capital resources to support our brokerage operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of a default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry. Exceptions where the lender may proceed against the borrower or guarantor, if any, generally include the voluntary transfer of the mortgaged property by the borrower, the voluntary initiation of bankruptcy proceedings by the borrower, fraud or misrepresentation in obtaining the loan, and other similar acts.

    Cash provided by operating activities was about $3.7 million in 1998, compared to $3.0 million in cash used in operating activities in 1997. The change included an increase in accounts receivable attributable primarily to the property management fees which are received one month in arrears, as well as leasing commissions earned but not received until the related tenant moves in, offset by increased accrued expenses which includes bonuses and deferred compensation. The $3.0 million cash used in operating activities in 1997 compares to $533,000 in cash provided by operating activities in 1996. The change resulted from an increase in 1997 in gains on sale of real estate, which are excluded from cash flows from operating activities, offset by an increase in accrued expenses.

    Cash used in investing activities was about $136.0 million in 1998, compared to $21.5 million in cash provided by investing activities in 1997. The change resulted primarily from our purchases of real estate held for sale of $123.0 million which was attributable to our commercial property acquisitions. In addition, in 1998, we purchased Heitman Properties, Ltd. for about $21.0 million, which was allocated to contracts, furniture and fixtures, and goodwill. The $21.5 million in cash provided by investing activities in 1997 compares to cash used in investing activities in 1996 of $11.7 million. The change resulted primarily from proceeds from sale of real estate held for sale in the amount of $36.3 million and collection of notes receivable of $4.9 million, offset by purchases of real estate held for sale in the amount of $18.8 million.

    Cash provided by financing activities was about $131.8 million in 1998, compared to cash used in financing activities in 1997 of about $10.0 million. The change resulted from $114.7 million in mortgage loans payable related primarily to the purchase of the commercial properties referred to above. In addition we issued $21.0 million in subordinated debt related to the purchase of Heitman Properties, Ltd. The $10.0 million in cash used in financing activities in 1997 compares to cash provided by financing activities of $10.8 million in 1996. The change resulted from repayments of mortgage loans payable of $19.7 million and repayment of notes payable of $7.1 million.

    Prior to September 1998, we had a $15.0 million unsecured credit facility with East-West Bank with an interest rate of prime plus 2.0%. In September 1998, we increased that facility to $21.0 million with interest payable monthly at a rate of LIBOR plus 2.0% and a maturity date of June 30, 2000. We use this facility primarily for working capital purposes and acquisitions. The outstanding balance on this facility was $13.1 million as of December 31, 1998.

    In July 1998, we entered into a bridge loan agreement with Colony K-W, LLC that provided us with $21.0 million in subordinated debt, the proceeds from which we utilized to consummate our acquisition of Heitman Properties, Ltd. This debt bears interest at a rate of 14%, and the principal is payable in three installments of $7.0 million due on July 30 in each of 1999, 2000 and 2001.

    As of December 31, 1998, we had $115.1 million in mortgage notes payable. We used proceeds from these loans to finance the acquisition of several commercial and residential properties, and are secured by both first and second mortgage liens. All but $5.3 million of these loans are non-recourse against the borrower or guarantor, if any, except in certain circumstances that are standard in the real estate industry. We plan to repay each note upon the sale of the corresponding secured property.

    In June 1998, we entered into a term loan agreement with FBR Asset Investment Corporation which had an original principal amount of $10.0 million bearing interest at 12.0% per annum. As of November, 1998 the loan terms were amended so that after December 3, 1998, the interest rate was 13% per annum payable monthly plus 4% per annum compounded monthly and payable at maturity and the loan was extended to June 1999; however, we plan on refinancing this debt on or prior to maturity. As of December 31, 1998 the outstanding principal balance was $7.5 million. We used the proceeds of this loan to purchase note pools.

    To the extent that we engage in additional strategic investments, including real estate, note portfolio, or acquisitions of other property management companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current line of credit with East-West Bank, will provide us with sufficient capital requirements for the foreseeable future.

    Our need, if any, to raise additional funds to meet our working capital and capital requirements will depend on numerous factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We intend to retain earnings to finance our growth and, therefore, do not anticipate paying any dividends.

RECENT DEVELOPMENTS

    On March 5, 1999, we executed a letter of intent relating to our proposed acquisition of a property management company. The acquisition price is less than $2.5 million. We intend to finance a portion of this acquisition with borrowings under our East-West Bank line of credit.

INFLATION

    Our long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include escalation clauses, which generally increase rental rates during the terms of the respective agreements. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of our leases and management agreements are for terms of less than ten years, which permits us to seek to increase rents and fees at market rates if they are below then existing market rates. Many of our leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. See Note 1 of Notes to the Company's Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES was issued June 1998, applicable for all fiscal years beginning after June 15, 1999. At this time, management has not completed their analysis of this pronouncement's impact on the Company's financial statements.

YEAR 2000 ISSUE

    It is difficult to estimate the impact the Year 2000 Issue may have on our business, financial condition and results of operations. Based on current testing, we have identified two primary systems affected by the Year 2000 Issue. First, we rely upon information technology systems to run software for databases, accounting, word processing, e-mail and other programs necessary to our business. Second, certain mechanical systems in the buildings we manage and own, such as fire safety systems, key card access devices and air conditioning and heating units, may be reliant, to some degree, on computer systems for various functions.

WHAT IS THE STATE OF READINESS OF OUR INFORMATION TECHNOLOGY SYSTEMS?

    In January, 1999, we formed an internal information services group that developed a plan to bring our information technology systems into Year 2000 compliance by September, 1999, consisting of the following:

    - Educate management of the nature and scope of the Year 2000 Issue;

    - Inventory all hardware and software systems which we use;

    - Scan these systems with two industry standard programs for Year 2000 compliance and repair or replace those identified as non-compliant;

    - Install a new computer network and server which will allow us to back up all of our data every evening; and

    - Test new systems in a "non-live environment" by turning their internal clocks forward while monitoring and recording responses and hire outside consultants to audit and validate our results.

    We project our new network will be up and running no later than June 1, 1999, and we presently anticipate to be through with all internal testing by September, 1999. We plan to have outside consultants perform and complete their valuation audit of our testing by the fourth quarter of 1999. We estimate based on current testing, that we will have to replace approximately 20 computers of the 120 in use at our five corporate offices.

    Most of the properties to which we provide property management services have computer terminals. While these terminals will be tested, they will not be placed on our network. We do not presently believe Year 2000 compliance problems with these terminals will have a material adverse affect on our property management operations.

WHAT IS THE STATE OF READINESS OF OUR BUILDING SYSTEMS?

    In the first quarter of 1998, we formed a Year 2000 Compliance Task Force to formulate and draft a Year 2000 compliance program for the various properties we manage. Each individual property owner is ultimately responsible for assuring its properties are ready for Year 2000, and our role as property manager is limited to identifying potential problems and recommending remedial action. However, we will make the necessary Year 2000 renovations to the properties we own.

    As of February 28, 1999, approximately 60% of the properties under management in 1998 are participating in the Year 2000 compliance program. For those properties, we have substantially completed reviews of the preliminary inventories and testing and have submitted proposals to those owners. We will contact owners of non-participating buildings to determine if they would now like to participate in our Year 2000 compliance program.

HOW DOES THE YEAR 2000 ISSUE IMPACT US?

    We are not currently aware of any internal Year 2000 problems that could be reasonably expected to have a material adverse impact on our business, results of operations and financial condition. The vendors from which we will acquire hardware and software for our new information technology system have indicated the products we plan to use are currently Year 2000 compliant. The current review of the preliminary systems inventories from our participating managed properties revealed few Year 2000 Issues.

    However, there can be no assurance that we will not discover Year 2000 problems with our systems that will require their repair or replacement. We cannot give assurances that third-party software, hardware or services incorporated into our material systems, or systems upon which we are reliant, will not need to be revised or replaced, which could be time consuming and expensive. In addition, we cannot give assurances that governmental agencies, utilities, third-party service providers and others outside of our control will be Year 2000 compliant. The failure of such entities to become compliant could result in a systemic failure beyond our control, such as loss of telecommunications or electricity, which could adversely impact our information technology systems or may allow tenants at the buildings we own or manage to terminate leases if such failures persist.

WHAT WILL IT COST TO IMPLEMENT THE YEAR 2000 PLANS?

    We estimate that we will incur approximately $150,000 in our Year 2000 compliance efforts, of which we have spent approximately $12,000 to date. The majority of this amount will be spent on replacing hardware and software and on testing. We have not had to defer any of our information technology plans as a result of our Year 2000 preparations. However, these estimates are based on our current assessment and are subject to change. We will continue to assess our Year 2000 Issue compliance efforts and as a result, we may need to revise our budget to implement new measures in the future.

CONTINGENCY PLAN

    We are currently developing a Year 2000 Contingency Plan. The results of current and future testing and responses of vendors, manufacturers and service providers will be taken into account in developing this plan.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this document may constitute
"forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are statements containing a projection of revenues, income (loss), earnings (loss), capital expenditures, dividends, capital structure or other financial terms or our plans and objectives for future operations.

    The Forward-looking statements in this document are based on our management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are:

    - General volatility of the capital markets and the market price of our common shares;

    - Changes in the real estate market, interest rates or the general economy of the markets in which we operate;

    - Our ability to identify and complete acquisitions and successfully integrate businesses we acquire;

    - Our ability to employ and retain qualified employees;

    - Our ability, and the ability of our significant vendors, suppliers and customers, to achieve Year 2000 compliance;

    - Changes in government regulations that are applicable to our regulated brokerage and property management businesses;

    - Changes in the demand for our services; and

    - Degree and nature of our competition.

    When used in our documents or oral presentations, the words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," or similar words are intended to identify forward-looking statements. We qualify any and all such forward-looking statements entirely by these cautionary factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 1998. The expected maturity categories take into consideration actual amortization of principal and does not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 1998. (See Consolidated Financial Statements--Note 2, Fair Value of Financial Instruments).

                                                   PRINCIPAL MATURING IN:
                        -----------------------------------------------------------------------------
                            1999          2000          2001         2002        2003     THEREAFTER       TOTAL
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
Interest rate
  sensitive assets:
  Cash and cash
    equivalents.......  $  9,838,000                                                                   $   9,838,000
    Average interest
      rate............          4.00%                                                                           4.00%
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
                        $  9,838,000                                                                   $   9,838,000
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
Weighted average
  interest rate.......          4.00%                                                                           4.00%
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
Interest rate
  sensitive
  liabilities:
  Variable rate
    borrowings........  $ 23,596,000  $    408,000  $ 99,412,000  $ 1,114,000  $  83,000  $ 7,283,000  $ 131,896,000
    Average interest
      rate............          8.91%         9.16%         9.66%       10.16%     10.66%       10.66%          9.58%

  Fixed rate
    borrowings........    16,789,000    14,000,000                                          1,250,000     32,039,000
    Average interest
      rate............         14.40%        14.65%                                             16.15%         14.58%
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
                        $ 40,385,000  $ 14,408,000  $ 99,412,000  $ 1,114,000  $  83,000  $ 8,533,000  $ 163,935,000
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
Weighted average
  interest rate                11.19%        14.49%         9.66%       10.16%     10.66%       11.46%         10.56%
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------
                        ------------  ------------  ------------  -----------  ---------  -----------  -------------

                            FAIR VALUE
                        DECEMBER 31, 1998
                        ------------------
Interest rate
  sensitive assets:
  Cash and cash
    equivalents.......    $    9,838,000
    Average interest
      rate............
                        ------------------
                          $    9,838,000
                        ------------------
                        ------------------
Weighted average
  interest rate.......
                        ------------------
                        ------------------
Interest rate
  sensitive
  liabilities:
  Variable rate
    borrowings........    $  131,896,000
    Average interest
      rate............
  Fixed rate
    borrowings........        32,039,000
    Average interest
      rate............
                        ------------------
                          $  163,935,000
                        ------------------
                        ------------------
Weighted average
  interest rate

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          25
Consolidated Balance Sheets as of December 31, 1998, and 1997..............................................          26
Consolidated Statements of Income for the Three Years Ended December 31, 1998..............................          27
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1998................          28
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998..........................          29
Notes to Consolidated Financial Statements.................................................................          30
Schedule III--Real Estate and Accumulated Depreciation.....................................................         S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Kennedy-Wilson, Inc. and Subsidiaries
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Kennedy-Wilson, Inc. and subsidiaries (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibilty of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted out audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Los Angeles, California
February 26, 1999

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1998
                                                                                   --------------  --------------
ASSETS
  Cash and cash equivalents                                                        $   10,448,000  $    9,838,000
  Cash--restricted (Note 2)                                                               174,000       8,168,000
  Accounts receivable                                                                   1,018,000       6,674,000
  Notes receivable (Notes 3 and 8)                                                      9,546,000      23,115,000
  Real estate held for sale (Notes 4 and 9)                                            18,628,000     122,407,000
  Investments with related parties and non-affiliates (Notes 5 and 11)                  4,899,000       9,209,000
  Contracts, furniture, fixtures and equipment and other assets (Note 6)                1,005,000       9,238,000
  Goodwill, net (Note 2)                                                                               16,167,000
                                                                                   --------------  --------------
TOTAL ASSETS                                                                       $   45,718,000  $  204,816,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                                 $      666,000  $    1,752,000
  Accrued expenses and other liabilities                                                4,553,000      15,721,000
  Deferred taxes (Note 12)                                                                                628,000
  Notes payable (Note 8)                                                                4,764,000      14,291,000
  Borrowings under lines of credit (Note 7)                                             9,039,000      13,514,000
  Mortgage loans payable (Note 9)                                                      15,102,000     115,130,000
                                                                                   --------------  --------------
    Total liabilities                                                                  34,124,000     161,036,000
                                                                                   --------------  --------------
  Subordinated debt (Note 10)                                                                          21,000,000

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (Notes 14 and 15)
  Preferred stock, $.01 par value; shares authorized: 2,000,000, none issued
  Common stock $.01 par value; shares authorized: 10,000,000 in 1998 and
    5,000,000 in 1997; shares issued: 6,597,075 in 1998 and 5,923,548 in 1997              59,000          66,000
  Additional paid-in capital                                                           23,768,000      28,888,000
  Accumulated deficit                                                                 (10,913,000)     (5,970,000)
  Notes receivable from stockholders                                                   (1,320,000)       (204,000)
                                                                                   --------------  --------------
    Total stockholders' equity                                                         11,594,000      22,780,000
                                                                                   --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   45,718,000  $  204,816,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  -------------  -------------
REVENUES
  Property management and leasing fees (Note 18)                                                    $  14,194,000
  Commissions                                                         $   4,821,000  $   5,001,000      3,716,000
  Commissions--related parties (Note 11)                                  1,052,000        894,000      1,201,000
  Sales of residential real estate                                       19,743,000      6,753,000     13,828,000
  Equity in income of investments with related parties and
    non-affiliates (Note 5)                                                 178,000      1,431,000        612,000
  Gain on sale of joint venture                                                                         4,077,000
  Gain on sale of commercial real estate                                  1,454,000      6,339,000      2,654,000
  Rental income, net                                                      1,467,000      1,629,000      4,583,000
  Gain on restructured notes receivable (Notes 2 and 3)                   3,057,000      4,036,000      3,911,000
  Other income                                                              195,000        916,000      2,096,000
                                                                      -------------  -------------  -------------
  Total Revenues                                                         31,967,000     26,999,000     50,872,000
                                                                      -------------  -------------  -------------
OPERATING EXPENSES
  Commissions and marketing expenses                                      1,560,000        928,000        532,000
  Cost of residential real estate sold                                   16,523,000      5,592,000     12,249,000
  Cost of residential real estate sold--related parties                     209,000
  Compensation and related expenses                                       4,726,000      7,658,000     14,582,000
  General and administrative                                              3,126,000      4,661,000      6,890,000
  Depreciation and amortization                                             268,000        790,000      2,059,000
  Interest expense                                                        1,964,000      3,139,000      8,398,000
                                                                      -------------  -------------  -------------
  Total Operating Expenses                                               28,376,000     22,768,000     44,710,000
                                                                      -------------  -------------  -------------
Income Before Provision for Income Taxes and Extraordinary Items          3,591,000      4,231,000      6,162,000
Provision for Income Taxes (Note 12)                                         60,000        280,000        837,000
                                                                      -------------  -------------  -------------
Income Before Extraordinary Items                                         3,531,000      3,951,000      5,325,000
Extraordinary Items (Note 17)                                                               79,000
                                                                      -------------  -------------  -------------
NET INCOME                                                            $   3,531,000  $   4,030,000  $   5,325,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

  SHARE DATA

    Basic net income before extraordinary items per share             $        0.50  $        0.65  $        0.85
    Basic extraordinary items per share                                         N/A  $        0.01            N/A
    Basic net income per share                                        $        0.50  $        0.66  $        0.85
    Basic weighted average shares                                         7,086,848      6,104,497      6,254,470

    Diluted net income before extraordinary items per share           $        0.50  $        0.64  $        0.78
    Diluted extraordinary items per share                                       N/A  $        0.01            N/A
    Diluted net income per share                                      $        0.50  $        0.65  $        0.78
    Diluted weighted average shares                                       7,093,958      6,187,280      6,801,356

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                NOTES
                                         COMMON STOCK                                         RECEIVABLE
                                     ---------------------    ADDITIONAL     ACCUMULATED         FROM
                                       SHARES     AMOUNT    PAID-IN-CAPITAL    DEFICIT       STOCKHOLDERS       TOTAL
                                     ----------  ---------  --------------  --------------  --------------  --------------
Balance, January 1, 1996              7,563,236  $  75,000   $ 22,669,000   $  (14,799,000)                 $    7,945,000
  Repurchase of common stock           (891,000)    (9,000)    (1,085,000)                                      (1,094,000)
  Net income                                                                     3,531,000                       3,531,000
                                     ----------  ---------  --------------  --------------  --------------  --------------
Balance, December 31, 1996            6,672,236     66,000     21,584,000      (11,268,000)                     10,382,000
  Repurchase of common stock           (748,688)    (7,000)    (1,491,000)                                      (1,498,000)
  Stock dividend                                                3,675,000       (3,675,000)
  Notes receivable from
    stockholders (Note 16)                                                                   $ (1,320,000)      (1,320,000)
  Net income                                                                     4,030,000                       4,030,000
                                     ----------  ---------  --------------  --------------  --------------  --------------
Balance, December 31, 1997            5,923,548     59,000     23,768,000      (10,913,000)    (1,320,000)      11,594,000
  Issuance of common stock              808,878      8,000      5,645,000                                        5,653,000
  Repurchase of common stock           (135,351)    (1,000)      (907,000)                                        (908,000)
  Stock dividends                                                 382,000         (382,000)
  Repayment on notes receivable
    from stockholders (Note 16)                                                                 1,116,000        1,116,000
  Net income                                                                     5,325,000                       5,325,000
                                     ----------  ---------  --------------  --------------  --------------  --------------
Balance, December 31, 1998            6,597,075  $  66,000   $ 28,888,000   $   (5,970,000)  $   (204,000)  $   22,780,000
                                     ----------  ---------  --------------  --------------  --------------  --------------
                                     ----------  ---------  --------------  --------------  --------------  --------------

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER
                                                                          --------------------------------------
                                                                             1996         1997          1998
                                                                          -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 3,531,000  $ 4,030,000  $  5,325,000
  Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                               268,000      790,000     2,059,000
  Equity in income of investments with related parties and
    non-affiliates                                                           (178,000)  (1,431,000)     (612,000)
  Gain on sale of joint venture                                                                       (4,077,000)
  Gains on sales of real estate                                            (1,454,000)  (7,500,000)   (4,233,000)
  Gains on restructured notes receivable -- non-cash                         (537,000)    (689,000)     (627,000)
  Deferred taxes                                                                                         628,000
  Extraordinary items, net                                                                 (79,000)
Change in assets and liabilities:
  Accounts receivable                                                         751,000      (24,000)   (5,656,000)
  Other assets                                                               (720,000)    (184,000)   (1,403,000)
  Accounts payable                                                           (191,000)    (227,000)    1,086,000
  Accrued expenses and other liabilities                                     (937,000)   2,343,000    11,168,000
                                                                          -----------  -----------  ------------
    Net Cash Provided By (Used In) Operating Activities                       533,000   (2,971,000)    3,658,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of contract, furniture, fixtures and equipment                    (197,000)    (178,000)   (7,280,000)
  Dispositions of contracts, furniture, fixtures and equipment                559,000                     18,000
  Purchase and additions to real estate held for sale                     (21,341,000) (18,841,000) (122,671,000)
  Proceeds from sales of real estate held for sale                         25,914,000   36,304,000    21,743,000
  Proceeds from sale of joint venture                                                                  5,348,000
  Additions to notes receivable                                           (13,015,000)               (26,235,000)
  Payments from notes receivable                                                         4,930,000    13,293,000
  Additions to goodwill                                                                              (16,412,000)
  Stockholders (loans to) repayments from                                               (1,320,000)    1,116,000
  Distributions from joint ventures                                            20,000    2,775,000     2,271,000
  Contributions to joint ventures                                          (3,607,000)  (2,153,000)   (7,240,000)
                                                                          -----------  -----------  ------------
    Net Cash (Used In) Provided By Investing Activities                   (11,667,000)  21,517,000  (136,049,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of mortgage loans payable                                       26,577,000   14,320,000   114,679,000
  Repayment of mortgage loans payable                                     (30,510,000) (19,734,000)  (14,651,000)
  Borrowings under lines of credit                                         15,345,000   14,063,000    40,348,000
  Repayment of lines of credit                                             (7,453,000) (13,941,000)  (35,873,000)
  Borrowings under notes payable                                           10,128,000    3,737,000    19,740,000
  Repayment of notes payable                                               (1,933,000)  (7,168,000)  (10,213,000)
  Issuance of subordinated debt                                                                       21,000,000
  Cash -- restricted (increase) decrease                                     (217,000)     222,000    (7,994,000)
  Common stock (repurchase) issuance                                       (1,094,000)  (1,498,000)    4,745,000
                                                                          -----------  -----------  ------------
    Net Cash Provided By (Used In) Financing Activities                    10,843,000   (9,999,000)  131,781,000
                                                                          -----------  -----------  ------------

Net (decrease) increase in cash                                              (291,000)   8,547,000      (610,000)
CASH, BEGINNING OF YEAR                                                     2,192,000    1,901,000    10,448,000
                                                                          -----------  -----------  ------------
CASH, END OF YEAR                                                         $ 1,901,000  $10,448,000  $  9,838,000
                                                                          -----------  -----------  ------------
                                                                          -----------  -----------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
  Interest                                                                $ 2,113,000  $ 2,930,000  $  7,754,000
  Interest capitalized                                                    $    57,000  $   340,000  $    640,000
  Income taxes                                                            $    34,000  $   246,000  $    633,000

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 1--ORGANIZATION

Kennedy-Wilson, Inc., a Delaware corporation, incorporated in 1992, and its wholly owned subsidiaries (the "Company") provide real estate property management, brokerage and marketing services throughout the U.S., and in Japan, primarily to institutional investors, financial institutions, developers and government agencies. The Company also acquires, renovates and resells commercial and residential real estate; invests in non-performing note receivable portfolios; and invests in various real estate joint ventures. In July 1998, the Company acquired from Heitman Financial Ltd., a wholly owned subsidiary of United Asset Management Corporation, all of the outstanding shares of Heitman Properties, Ltd., a property management company for approximately $21 million. The Company used the purchase method of accounting to record the transaction. Accordingly, the results of operations of Heitman Properties, Ltd. (renamed Kennedy-Wilson Properties, Ltd.) are included in the consolidated financial statements from the date of acquisition (see Note 19).

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest. For foreign operations, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION--Property management fees are recognized over time as earned based upon the terms of the management agreement. Brokerage commissions are generally recognized when all services to be provided by the Company have been performed and title to real property has passed from the seller to the buyer. Residential real estate sales revenue and gains on sale of commercial property are recognized at the close of escrow when title to the real property passes to the buyer. The Company follows the guidelines for profit recognition as set forth by Statement of Financial Accounting Standards (SFAS) NO. 66 ACCOUNTING FOR SALES OF REAL ESTATE. Gains on notes receivable are recognized ratably upon constructive receipt of cash or a restructured note including a significant cash component.

INVESTMENTS IN AFFILIATES AND JOINT VENTURES--The Company accounts for investments in affiliates and joint ventures with a non-controlling interest of 50% or less using the equity method.

ACCOUNTING ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

GOODWILL--The Company's purchase of Heitman Properties, Ltd., a property management company in July 1998 resulted in goodwill totaling approximately $16.0 million. Goodwill results from the difference between the purchase price and the fair value of assets acquired based upon the Purchase Method of accounting for business combinations under ACCOUNTING PRINCIPALS BOARD OPINION NUMBER 16. The allocated amount, as determined by Company management, is being amortized over 30 years using the straight-line method. Goodwill is reviewed for impairment on a regular basis by Company management by comparison to future expected undiscounted cash flows. Amortization of goodwill for the year ended 1998 totaled $244,000.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

CASH AND CASH EQUIVALENTS--Cash consists of cash and all highly liquid investments purchased with maturities of three months or less and refundable deposits in escrow.

RESTRICTED CASH--Restricted cash consists of cash reserves for capital expenditures, tenant improvements, property taxes and insurance, as required by the Company's mortgage lenders.

LONG LIVED ASSETS--During 1996, the Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. The adoption did not have a material effect on the Company's financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company reports the fair value of financial instruments in accordance with SFAS 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

Cash, accounts receivable and accounts payable are carried at their book values as the recorded amount of these instruments approximates fair market value due to their short term maturities. Notes receivable approximate market value as they are negotiated based upon market values of loans with similar characteristics. Bank lines of credit, and short and long term debt approximate fair market value as the interest rates are comparable to the rates currently being offered to the Company.

CONCENTRATION OF CREDIT RISK--Financial instruments that subject the Company to credit risk consist primarily of accounts and notes receivable and cash and cash equivalents. Credit risk is generally diversified due to the large number of entities composing the Company's customer base and their geographic dispersion throughout the U.S. and in Japan. The Company performs ongoing credit evaluations of its customers and debtors. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits.

INFLATION--The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include escalation clauses, which generally increase rental rates during the terms of the respective agreements. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of the Company's leases and management agreements are for terms of less than ten years, which permits the Company to seek to increase rents and fees at market rates if they are below then existing market rates. Many of the Company's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

EARNINGS PER SHARE--In accordance with SFAS No. 128, EARNINGS PER SHARE, basic income per share for any period is computed by dividing net income by the weighted average number of shares of common stock outstanding during such period. Diluted net income per share for any period is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during such period.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

The basic weighted average number of shares used to compute net income per share (adjusted for the 20% stock dividend in 1997 and the 200% and 50% stock dividends in 1998) was 6,254,470, 6,104,497, and 7,086,848 for the years ended
December 31, 1998, 1997 and 1996, respectively. The diluted weighted average number of shares used to compute net income per share were 6,801,356, 6,187,280 and 7,093,958 for the years ended December 31, 1998, 1997 and 1996, respectively.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS--SFAS No. 133, ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES was issued June 1998, applicable for all fiscal years beginning after June 15, 1999. At this time, management has not completed their analysis of this pronouncement's impact on the Company's financial statements.

RECLASSIFICATION--Certain reclassifications have been made to the 1997 and 1996 balances to conform with the 1998 presentation.

NOTE 3--NOTES RECEIVABLE

Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 4--REAL ESTATE HELD FOR SALE

Real estate held for sale is comprised of commercial, residential properties and land stated at cost plus additional capital improvements less accumulated depreciation and amortization of $1,026,000 and $119,000 at December 31, 1998 and 1997 respectively.

Real estate held for sale includes the following:

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                        1997            1998
                                                                                    -------------  --------------
COMMERCIAL PROPERTIES AND LAND:
1055 Wilshire Blvd., Los Angeles, California--281,649 Sq. Ft. office building                      $   24,937,000
6380 Wilshire Blvd., Los Angeles, California--132,730 Sq. Ft. office building                          16,223,000
5900 Sepulveda Blvd., Van Nuys, California--74,428 Sq. Ft. office building                              6,771,000
7080 Hollywood Blvd., Los Angeles, California--161,140 Sq. Ft. office building                         19,821,000
6255 Sunset Blvd., Los Angeles, California--306,025 Sq. Ft. office building                            29,166,000
Zeller, Long Beach, California--1 residential and 2 commercial buildings                                   41,000
802 Huntington Dr., Monrovia, California--20,876 Sq. Ft. automotive center                              1,399,000
1304 15th St., Santa Monica, California--37,000 Sq. Ft. office building             $   3,089,000
Santa Monica, California, lots 4 in 1998, 3 in 1997                                     1,800,000       2,402,000
4350 11th Ave., Los Angeles, California--9,000 Sq. Ft. office building                    438,000         336,000
301 S. Fair Oaks Dr., Pasadena, California--51,710 Sq. Ft. office building              8,808,000       8,886,000
                                                                                    -------------  --------------
                                                                                       14,135,000     109,982,000
                                                                                    -------------  --------------
RESIDENTIAL PROPERTIES AND LAND:
Vista Paseo Heights, Palm Desert, California--23 housing lots                                           2,902,000
Cathedral City, California,--112 housing lots                                                           2,386,000
Vulcan Mtn., San Diego, California--155 acres of land                                                     283,000
Riverside, California--3.78 acres of land                                                                  87,000
Koala, Hawaii--3,000 acres of land                                                                      4,611,000
Pacific Palisades, California--3 residential homes in 1998; 1 in 1997                     608,000       2,156,000
Riverside, California--31 housing lots                                                    293,000
Los Angeles, CA--residential home                                                         237,000
Villa Del Este, Corona Del Mar, California--14 condominium units                          112,000
Vista Del Valle, Granada Hills, California, 10 housing lots                             2,810,000
Juneau, Alaska--9 housing lots                                                            433,000
                                                                                    -------------  --------------
                                                                                        4,493,000      12,425,000
                                                                                    -------------  --------------
                                                                                    $  18,628,000  $  122,407,000
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 5--INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

The Company has a number of partnerships and joint venture interests ranging from 6% to 50%, some with former related parties, that were formed to acquire, manage, develop and or sell real estate assets. These investments are accounted for under the equity method. Summarized financial data of the ventures are as follows:

                                                                                   DECEMBER 31, 1996
                                                                      -------------------------------------------
                                                                      WITH RELATED       WITH
                                                                         PARTIES     NON-AFFILIATES     TOTAL
                                                                      -------------  -------------  -------------
BALANCE SHEET
  ASSETS
    Cash and cash equivalents                                         $     463,000   $    15,000   $     478,000
    Receivables                                                              32,000        44,000          76,000
    Real estate                                                          31,018,000     5,829,000      36,847,000
                                                                      -------------  -------------  -------------
  Total assets                                                        $  31,513,000   $ 5,888,000   $  37,401,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  LIABILITIES
    Accounts payable and accrued expense                              $     173,000   $    38,000   $     211,000
    Mortgages payable                                                    18,354,000     4,480,000      22,834,000
                                                                      -------------  -------------  -------------
  Total liabilities                                                      18,527,000     4,518,000      23,045,000
                                                                      -------------  -------------  -------------
  PARTNERS' CAPITAL
    Kennedy-Wilson                                                        3,118,000       685,000       3,803,000
    Related parties                                                       9,868,000                     9,868,000
    Other partners                                                                        685,000         685,000
                                                                      -------------  -------------  -------------
  Total partners' capital                                                12,986,000     1,370,000      14,356,000
                                                                      -------------  -------------  -------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $  31,513,000   $ 5,888,000   $  37,401,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                                                                               YEAR ENDED DECEMBER 31, 1996
                                                                         -----------------------------------------
                                                                         WITH RELATED      WITH
                                                                           PARTIES     NON-AFFILIATES    TOTAL
                                                                         ------------  -------------  ------------
STATEMENT OF INCOME
  Revenues                                                                $2,195,000    $   390,000   $  2,585,000
  Expenses                                                                 1,690,000        258,000      1,948,000
                                                                         ------------  -------------  ------------
  Net income                                                              $  505,000    $   132,000   $    637,000
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------
  Net income allocated to:
    Kennedy-Wilson                                                        $  112,000    $    66,000   $    178,000
    Related parties                                                          393,000         66,000        459,000
    Other partners
                                                                         ------------  -------------  ------------
  Net income                                                              $  505,000    $   132,000   $    637,000
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

                                                                                   DECEMBER 31, 1997
                                                                      -------------------------------------------
                                                                      WITH RELATED       WITH
                                                                         PARTIES     NON-AFFILIATES     TOTAL
                                                                      -------------  -------------  -------------
BALANCE SHEET
  ASSETS
    Cash and cash equivalents                                         $   3,319,000   $ 1,159,000   $   4,478,000
    Receivables                                                           1,816,000       455,000       2,271,000
    Real estate                                                          52,050,000       972,000      53,022,000
                                                                      -------------  -------------  -------------
  Total assets                                                        $  57,185,000   $ 2,586,000   $  59,771,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  LIABILITIES
    Accounts payable and accrued expense                              $   2,248,000   $   524,000   $   2,772,000
    Mortgages payable                                                    43,836,000                    43,836,000
                                                                      -------------  -------------  -------------
  Total liabilities                                                      46,084,000       524,000      46,608,000
                                                                      -------------  -------------  -------------
  PARTNERS' CAPITAL
    Kennedy-Wilson                                                        3,509,000     1,390,000       4,899,000
    Related parties                                                       7,592,000                     7,592,000
    Other partners                                                                        672,000         672,000
                                                                      -------------  -------------  -------------
  Total partners' capital                                                11,101,000     2,062,000      13,163,000
                                                                      -------------  -------------  -------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $  57,185,000   $ 2,586,000   $  59,771,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

                                                                             YEAR ENDED DECEMBER 31, 1997
                                                                      -------------------------------------------
                                                                      WITH RELATED       WITH
                                                                         PARTIES     NON-AFFILIATES     TOTAL
                                                                      -------------  -------------  -------------
STATEMENT OF INCOME
  Revenues                                                            $  12,913,000   $ 9,284,000   $  22,197,000
  Expenses                                                               12,238,000     7,393,000      19,631,000
                                                                      -------------  -------------  -------------
  Net income                                                          $     675,000   $ 1,891,000   $   2,566,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Net income allocated to:
    Kennedy-Wilson                                                    $     115,000   $ 1,316,000   $   1,431,000
    Related partners                                                        560,000                       560,000
    Other partners                                                                        575,000         575,000
                                                                      -------------  -------------  -------------
  Net income                                                          $     675,000   $ 1,891,000   $   2,566,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                                                                             DECEMBER 31, 1998
                                                                             -----------------
                                                                                   WITH
                                                                              NON-AFFILIATES
                                                                             -----------------
BALANCE SHEET
  ASSETS
    Cash and cash equivalents                                                 $    10,588,000
    Receivables                                                                     3,278,000
    Real estate                                                                   109,507,000
                                                                             -----------------
  Total assets                                                                $   123,373,000
                                                                             -----------------
                                                                             -----------------
  LIABILITIES
    Accounts payable and accrued expense                                      $     7,626,000
    Mortgages payable                                                              73,342,000
                                                                             -----------------
  Total liabilities                                                                80,968,000
                                                                             -----------------
  PARTNERS' CAPITAL
    Kennedy-Wilson                                                                  9,209,000
    Other partners                                                                 33,196,000
                                                                             -----------------
  Total partners' capital                                                          42,405,000
                                                                             -----------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $   123,373,000
                                                                             -----------------
                                                                             -----------------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
                                                                                   WITH
                                                                              NON-AFFILIATES
                                                                             -----------------
  STATEMENT OF INCOME:
    Revenues                                                                   $  49,049,000
    Expenses                                                                      45,070,000
                                                                             -----------------
    Net Income                                                                 $   3,979,000
                                                                             -----------------
                                                                             -----------------
    Net income allocated to:
      Kennedy-Wilson                                                           $     612,000
      Other partners                                                               3,367,000
                                                                             -----------------
    Net Income                                                                 $   3,979,000
                                                                             -----------------
                                                                             -----------------

In November 1998, the Company sold its 25% interest in the joint venture known as Downtown Properties LLC for approximately $5.5 million. The company recognized a gain on sale of approximately $4.1 million.

The agreement for one of the investments with non-affiliates, known as Hilltop Colony LLC, was amended in 1997, resulting in approximately $335,000 of additional net income allocated to the Company in 1997.

NOTE 6--CONTRACTS, FURNITURE, FIXTURES AND EQUIPMENT AND OTHER ASSETS

In July 1998, the Company allocated approximately $7.3 million to the property management contracts acquired as part of the acquisition of Heitman Properties, Ltd. The Company is amortizing these contracts over a 7 year period. In 1998, the Company recorded $545,000 in amortization expense for these contracts.

Contracts, furniture fixtures, equipment and other assets consist of the following:

                                                           DECEMBER 31,
                                                       --------------------
                                                         1997       1998
                                                       ---------  ---------
Contracts                                                         $7,262,000
Office furniture and equipment                         $ 192,000    851,000
Leasehold improvements                                    20,000
Equipment under capital leases                            44,000      6,000
                                                       ---------  ---------
                                                         256,000  8,119,000
Less accumulated depreciation and amortization          (100,000)  (706,000)
                                                       ---------  ---------
                                                         156,000  7,413,000

Prepaid insurance, taxes and commissions                 337,000    671,000
Loan fees                                                225,000    130,000
Deposits and prepaid rents                               120,000    386,000
Investments in marketable securities                                250,000
Other                                                    167,000    388,000
                                                       ---------  ---------
                                                       $1,005,000 $9,238,000
                                                       ---------  ---------
                                                       ---------  ---------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 7--BORROWINGS UNDER LINES OF CREDIT

In 1998, the Company entered into a loan agreement that provides the Company with a $21 million revolving credit facility (the "facility"). The facility is available for acquisitions and working capital. The loans under the facility bear interest at three month LIBOR plus 2%, payable monthly. At December 31, 1998, LIBOR was approximately 5.1%. The facility expires in June 2000. The principal amount of outstanding loans was $13,057,000 at December 31, 1998 and $8,952,000 at December 31, 1997.

The Company's Japanese subsidiary has unsecured yen denominated lines of credit pursuant to which it can borrow up to $1.0 million. At December 31, 1998, yen borrowings in the principal amount of $457,000 were outstanding under these lines of credit and $87,000 at December 31, 1997. These borrowings bear interest rates from 1.9% to 2.6% per annum.

NOTE 8--NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of notes receivable (see Note 3), and include the following:

                                                                          DECEMBER 31,
                                                                      ---------------------
                                                                        1997        1998
                                                                      ---------  ----------

Note payable to FBR Asset Investment Corporation, fixed interest rate of 17% per annum, 13% payable monthly, 4% payable at
  maturity, due in full at the earlier of (i) the closing of a
  public offering or (ii) June 3, 1999, whichever comes first                    $7,500,000

Note payable, fixed interest rate of 12%, interest payable monthly,
  due July 1, 1999, collateralized by a note receivable                           2,289,000

Note payable, variable interest rate based on Prime Rate plus 1.5%,
  payable monthly, 9.25% at December 31, 1998, due April 30, 1999                   502,000

Note payable, variable interest based on Prime Rate plus 4%, 11.75%
  at December 31, 1998, collateralized by a 3,000-acre parcel of
  land in Hawaii due April 30, 1999                                               4,000,000

Note payable, variable interest rate based on Prime Rate plus 1.5%,
  payable monthly, 10% at December 31, 1997 due June 1998             $1,000,000

Note payable, variable interest rate based on Prime Rate plus 1.5%,
  payable monthly, 10% at December 31, 1997 due May 1998              3,764,000
                                                                      ---------  ----------

                                                                      $4,764,000 $14,291,000
                                                                      ---------  ----------
                                                                      ---------  ----------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 9--MORTGAGE LOANS PAYABLE

Mortgage Loans Payable include the following:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                      1997         1998
                                                                  ------------  -----------
COMMERCIAL PROPERTIES:

Mortgage note payable, variable interest based on the LIBOR plus
  1.75%, 7.50% at December 31, 1998, principal and interest
  payable monthly, due December 1, 2004, collateralized by 301
  S. Fair Oaks., Pasadena, California                             $  7,300,000  $ 7,613,000

Mortgage note payable, fixed interest of 10%, principal and
  interest payable from excess cash flow as defined, due
  November 24, 2007, collateralized by 301 S. Fair Oaks.,
  Pasadena, California                                               1,250,000    1,250,000

Mortgage note payable, variable interest based on LIBOR plus
  3.5%, 8.75% at December 31, 1998, principal and interest
  payable monthly, due March 31, 2001, collateralized by 6380
  Wilshire., Los Angeles, California                                             13,263,000

Mortgage note payable, variable interest based on LIBOR plus 4%,
  9.22% at December 31, 1998, interest payable monthly, due
  March 31, 2001, secured by common shares of the single purpose entity holding title to 6380 Wilshire., Los Angeles,
  California                                                                      2,561,000

Mortgage note payable, variable interest base on Prime Rate plus
  1.5%, 9.25% at December 31, 1998, principal and interest
  payable monthly, due January 30, 2001, collateralized by 5900
  Sepulveda., Los Angeles, California                                             4,951,000

Mortgage note payable, variable interest based on LIBOR plus 4%,
  9.22% at December 31, 1998, interest payable monthly, due
  January 23, 2001, secured by common shares of the single
  purpose entity holding title to 5900 Sepulveda., Los Angeles,
  California                                                                      1,610,000

Mortgage note payable, variable interest based on LIBOR plus
  4.88%, 10.44% at December 31, 1998, principal and interest payable monthly, due February 28, 2001, collateralized by 1055
  Wilshire, Los Angeles, California                                              10,894,000

Mortgage note payable, variable interest based on LIBOR plus
  2.5%, 8.10% at December 31, 1998, interest payable monthly, due February 28, 2001, collateralized by 1055 Wilshire, Los
  Angeles, California                                                             7,948,000

Mortgage note payable, variable interest based on LIBOR plus 4%,
  9.22% at December 31, 1998, principal and interest payable monthly, due February 28, 2001, secured by common shares of the single purpose entity holding title to 1055 Wilshire., Los
  Angeles, California                                                             4,688,000

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

Mortgage note payable, variable interest base on the monthly weighted average interest rate for the Eleventh District
  Savings and Loan Associations plus 2.5%, 10% at December 31,
  1998, principal and interest payable monthly, due May 1, 2002,
  collateralized by an automotive center in Monrovia, California                  1,096,000

Mortgage note payable, variable interest base on LIBOR plus
  3.56%, 9.12% at December 31, 1998, principal and interest
  payable monthly, due September 11, 2001, collateralized by
  6255 Sunset, Los Angeles, California                                           28,500,000

Mortgage note payable, variable interest base on LIBOR plus 4%,
  9.22% at December 31, 1998, principal and interest payable monthly, due September 15, 2001, secured by common shares of the single purpose entity holding title to 6255 Sunset., Los
  Angeles, California                                                             5,300,000

Mortgage note payable, variable interest base on LIBOR plus
  3.56%, 9.12% at December 31, 1998, principal and interest
  payable monthly, due September 11, 2001, collateralized by
  7080 Hollywood, Los Angeles, California                                        16,800,000

Mortgage note payable, variable interest base on LIBOR plus 4%,
  9.22% at December 31, 1998, principal and interest payable monthly, due August 30, 2001, secured by common shares of a single purpose entity holding title to 7080 Hollywood., Los
  Angeles, California                                                             3,359,000

Mortgage note payable, variable interest based on LIBOR, 8.32%
  at December 31, 1997, principal and interest payable monthly, due September 1, 2003, collateralized by 1304 15th Street.,
  Santa Monica, California                                           2,952,000

Mortgage note payable, variable interest based on Prime Rate plus 1%, 9.50% at December 31, 1998, principal and interest payable monthly, due September 1, 2003, collateralized by 15th
  Street lot., Santa Monica, California                                885,000
                                                                  ------------  -----------

                                                                    12,387,000  109,833,000
                                                                  ------------  -----------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

RESIDENTIAL PROPERTIES:

Mortgage note payable, variable interest base on Prime Rate plus
  1.25%, 9% at December 31, 1998, principal and interest payable monthly, due March 1, 1999, collateralized by 23 housing lots
  in Palm Desert, California                                                      2,191,000

Mortgage note payable, variable interest base on Prime Rate plus
  1.5%, 9.25% at December 31, 1998, interest payable monthly, due March 19, 1999, collateralized by three single family
  homes located in Pacific Palisades, California                                  1,628,000

Mortgage note payable, variable interest base on Prime Rate plus
  1%, 8.75% at December 31, 1998, interest payable monthly, due
  November, 20 1999, collateralized by 112 housing lots in
  Cathedral City, California                                                      1,478,000

Mortgage note payable, variable interest base on Prime Rate plus
  4%, 9.25% at December 31, 1997, principal and interest payable monthly, due October 31, 1999, collateralized by 10
  residential homes, Granada Hills, California                       2,294,000

Mortgage note payable, variable interest base on Prime Rate plus
  1.5%, interest payable monthly, due November, 20 1999,
  collateralized by 14 condominium units, Corona Del Mar,
  California                                                           421,000
                                                                  ------------  -----------

                                                                     2,715,000    5,297,000
                                                                  ------------  -----------

Total Mortgage Loans Payable                                      $ 15,102,000  $115,130,000
                                                                  ------------  -----------
                                                                  ------------  -----------

All of the mortgage loans payable are secured by deeds of trust on the respective real estate properties (see Note 4). Aggregate maturities of notes and mortgage notes payable are as follows:

1999                                                            $ 5,582,000
2000                                                                408,000
2001                                                             99,412,000
2002                                                              1,114,000
2003                                                                 83,000
Thereafter                                                        8,531,000
                                                                -----------
                                                                $115,130,000
                                                                -----------
                                                                -----------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 10--SUBORDINATED DEBT

In July 1998, the Company incurred $21 million in subordinated debt to finance its purchase of Heitman Properties, Ltd. The debt has a fixed interest rate of 14%, payable monthly and a maturity date of January 15, 2000. The Company has the option to prepay $7 million after January 15, 1999 and before July 16, 1999 and the option to prepay $14 million thereafter. The debt is secured by the common stock of a wholly-owned subsidiary Kennedy-Wilson Properties, Ltd.

NOTE 11--RELATED PARTY TRANSACTIONS

On November 5, 1998, Goodwin Gaw resigned from his position as a member of our Board of Directors. On November 10, 1998, we purchased from Mr. Gaw 135,000 shares (as adjusted for the December 15, 1998 50% stock dividend) of our common stock for $6.716 per share for a total of $906,750. The closing price for our shares on the NASDAQ National Market on that date was $7.281 per share. All 135,000 shares were subsequently retired. As at December 31, 1998 Mr. Gaw no longer had an ownership interest in the Company, and had resigned from his positions with the Company.

In March 1998, the Company acquired 40% interest in a joint venture Beverly Crescent, LLC, with a former related party. The joint venture which purchased a note collateralized by a hotel in Beverly Hills, CA. The Company's original investment was approximately $300,000. In May 1998, the Company sold its interest in the joint venture and recorded a gain of approximately $298,000.

In January 1998, the Company acquired a 15% interest in a joint venture Downtown Properties, NY. LLC, with a former related party, which owns a commercial property with approximately 1.0 million square foot of rental space, located in Manhattan, New York. The Company's investment at December 31, 1998 was approximately $4.2 million.

In 1998, the firm of Kulik, Gottesman & Mouton Ltd., was paid a total of $496,000 in attorney fees. In addition, Kent Mouton, a partner in the firm and a member of the Company's Board of Directors, was paid a total of $27,500 in director's fees. For 1997, the amounts were $470,000 and $21,000, respectively.

In 1997, the Company entered into a joint venture with parties who are affiliated with Goodwin Gaw, who at that time, was one of the Company's Managing Directors, a member of the Board of Directors, and a significant stockholder. The joint venture was formed to invest in a Los Angeles office building. See
Note 5.

During 1998 and 1997, the Company received brokerage and leasing commissions from affiliates and partnerships with related parties in the amounts of $1,201,000 and $894,000 respectively.

During 1998 and 1997, the Company received $179,000 and $156,000, respectively, in commissions from the sale of properties owned by a partnership which includes William J. McMorrow, the Company's Chief Executive Officer and Chairman of the Board, and Lewis A. Halpert, a director, Executive Managing Director and President of the Company's Brokerage Group, as principals. The Company was also reimbursed $210,000 for marketing expenses in 1997.

In 1996, the Company accrued and subsequently paid $209,000 as profit participation to William J. McMorrow and Lewis A. Halpert for a loan advanced to the Company in 1995. The loan terms were reviewed and approved by disnterested members of the Company's Board of Directors.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 12--INCOME TAXES

The provisions for income taxes consists of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1996       1997       1998
                                                 ---------  ---------  ---------
Current
  Federal                                                   $  80,000  $ 104,000
  State                                          $  60,000    200,000    105,000
                                                 ---------  ---------  ---------
                                                    60,000    280,000    209,000
Deferred                                                                 628,000
                                                 ---------  ---------  ---------
Total                                            $  60,000  $ 280,000  $ 837,000
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                               YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                             1996       1997       1998
                                           ---------  ---------  ---------
Tax computed at statutory rate             $1,200,000 $1,472,000 $2,156,000
State income net of federal benefit           40,000    132,000    145,000
Loss on disposition of foreign subsidiary  (1,189,000)
Foreign income                                          153,000   (119,000)
Usage of net operating loss carryforward              (1,490,000) (1,361,000)
Other                                          9,000     13,000     16,000
                                           ---------  ---------  ---------
Provision for income taxes                 $  60,000  $ 280,000  $ 837,000
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31, 1997            DECEMBER 31, 1998
                                                          --------------------------  ----------------------------
                                                             ASSETS      LIABILITIES     ASSETS       LIABILITIES
                                                          -------------  -----------  -------------  -------------
Prepaid expenses                                                         $  (117,000)                $    (208,000)
Accrued reserves                                          $     110,000               $     267,000
Deferred auction marketing expenses                              22,000                      51,000
Foreign subsidiary                                                                        1,647,000
Deferred gain on sale of asset                                              (791,000)
Asset basis and depreciation differences                        372,000                                 (3,454,000)
Charitable contribution carryover                                26,000
Federal net operating loss carryover                          1,719,000                      74,000
Valuation allowance                                          (1,341,000)
                                                          -------------  -----------  -------------  -------------
Total                                                     $     908,000  $  (908,000) $   2,039,000  $  (3,662,000)
                                                          -------------  -----------  -------------  -------------
                                                          -------------  -----------  -------------  -------------

As of December 31, 1998, the Company has available a net operating loss carryforward approximately $219,000 to offset future federal taxable income. This carryforward expires through the year 2011. The Company has tax credits to carryforward of approximately $173,000 to offset future federal income taxes.

NOTE 13--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS--Future minimum rental commitments, net of sublease income, as of December 31, 1998 under the non-cancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,
--------------------------------------------------------------------------------
1999                                                                              $  1,865,000
2000                                                                                 1,748,000
2001                                                                                 1,687,000
2002                                                                                   933,000
2003                                                                                   612,000
Thereafter
                                                                                  ------------
  Future minimum lease payments                                                   $  6,845,000
                                                                                  ------------
                                                                                  ------------

Approximately $2,627,000 is due the Company in years 1999 through 2002 under sublease agreements.

Rental expense amounted to $931,000, $433,000, and $200,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

EMPLOYMENT AGREEMENTS--The Company has entered into employment agreements with all of its principal officers which provide for annual base compensation in the aggregate amount of $1,255,000 and expire at various dates through December 1999. The employement agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives. The Company also has employment agreements with various other non-officer employees which provide

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

for minimum annual compensation of $2,021,000 in total, and expiring at various dates through December 1999.

LITIGATION--The Company is currently a defendant in certain routine litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 14--STOCK OPTION PLANS AND WARRANTS

The Company currently has the 1992 Incentive and Non-statutory Stock Option Plan, which includes a Plan A and a Plan B and the 1992 Non-Employee Director Stock Option Plan ("Plan C"). An aggregate of 1,080,000 shares of common stock are reserved for issuance under Plan A and B. The Company has 81,000 shares of common stock reserved for issuance under Plan C. Plan A permits the granting of Incentive Stock Options to employees, including employee-directors. Plan B permits the granting of nonstatutory stock options to employees, including employee-directors and consultants. Plan C permits the granting of options to non-employee-directors. Options granted under Plan A and B have an option price of 100% of the fair market value of the common stock on the date of grant. Under Plan C each director, upon being elected to the Board of Directors, is automatically granted an option to purchase 13,500 shares at the fair market value at the date of grant. Additionally, each director is granted an option to purchase an additional 540 shares at the fair market value on the date of grant when re-elected. The vesting schedule for options granted under Plan A and Plan B is determined by a committee of the Board of Directors and the Compensation Committee of the Board of Directors is currently responsible. Options granted under Plan C become exercisable on the first anniversary of the date of the initial grant provided that the optionee continues to serve as a director for at least one year from the date of such initial grant. Options granted under Plan A may be exercised for a period of up to five years from the grant date; options granted under Plan B may be exercised for a period of up to 10 years from the grant date. Under Plan C, options expire on the earlier of the tenth anniversary of the date of grant and 90 days after the individual ceases to be a director of the Company.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

Details of activity under the plans for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                OUTSTANDING  EXERCISE PRICE  WEIGHTED AVERAGE
STOCK OPTIONS                                     OPTIONS      PER SHARE      EXERCISE PRICE
----------------------------------------------  -----------  --------------  -----------------
Balance January 1, 1996                            163,782   $  12.96-$0.93      $    8.11
Granted                                            162,540   $   1.55-$0.95      $    1.23
Forfeited                                          (28,836)  $        12.96      $   12.96
                                                -----------
Balance December 31, 1996                          297,486   $  12.96-$0.93      $    3.72
Granted                                            558,000   $   3.72-$2.17      $    2.61
Forfeited                                          (23,166)  $  12.96-$2.17      $   12.96
                                                -----------
Balance December 31, 1997                          832,320   $  12.96-$2.17      $    2.72
Granted                                            420,900   $   3.67-$8.33      $    6.74
Exercised                                         (120,450)  $   0.95-$3.73      $    1.63
Forfeited                                          (16,200)  $   3.01-$7.41      $    3.74
                                                -----------
Balance December 31, 1998                        1,116,570   $   0.95-$8.33      $    4.11
                                                -----------
                                                -----------

                                                                                NUMBER OF
   RANGE OF         NUMBER OF                           WEIGHTED AVERAGE       EXERCISABLE
   EXERCISE     OUTSTANDING SHARES  WEIGHTED AVERAGE        REMAINING            SHARES
    PRICES         AT 12/31/98       EXERCISE PRICE     CONTRACTUAL LIFE     AS OF 12/31/98
--------------  ------------------  -----------------  -------------------  -----------------
$  1.00- $1.07          108,000         $    1.01                2.02              72,000
$  1.55- $2.13          378,000         $    1.96                3.18             117,000
$  3.33- $3.72          295,800         $    3.67                3.90              56,550
$  7.00- $8.33          292,650         $    7.81                4.65
$  0.93-$12.96           42,120         $    8.67                4.81              42,120
                     ----------                                                   -------
                      1,116,570                                                   287,670
                     ----------                                                   -------
                     ----------                                                   -------

The Company has adopted the disclosure-only provision of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under the Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income on a pro forma basis at December 31, 1998 would have been $4,114,085. In addition, on a pro forma basis, the Company's basic and diluted net income per share at December 31, 1998, would have been $0.66 and $0.60, respectively. The effect for 1997 and 1996, was not disclosed as it was not material.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield, (b) expected volatility of the Company's stock of 63%, (c) risk free interest rate of 4.75%, (d) expected option life of three years. The effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 15--CAPITAL STOCK TRANSACTIONS

ISSUANCE OF CAPITAL STOCK AND WARRANTS

In July 1998, Colony Investors III, L.P. acquired a 10% equity position in the Company. The purchase involved a private placement sale of 660,128 shares of the Company's common stock and warrants exercisable for seven years to purchase 198,039 shares of the Company's common stock.

In June 1998, as part of the loan (see Note 8) obtained from FBR Assets Investment Corporation, the Company issued warrants of 131,096 shares which represent 2% of the outstanding shares on a fully diluted bases on June 3, 1998. The warrants have an exercise price of $7.56 per share which reflects the average of the closing price for a share of Common Stock on NASDAQ for the twenty business days proceeding December 4, 1998. The warrants have an expiration date of June 3, 2003.

STOCK REPURCHASE

In November 1998, the Company purchased 135,000 shares of the Company's stock from a former officer and director. See Note 11.

STOCK DIVIDEND

In December 1998, the Company declared a 3 for 2 stock split in the form of a 50% dividend. In March 1998, the Company declared a 3 for 1 stock split in the form of a 200% stock dividend. In October 1997, the Company declared a twenty percent stock dividend. All historical share and per share amounts have been retroactively restated to reflect the dividends.

INCREASE IN AUTHORIZED CAPITAL

On April 29, 1998 at a Regular Meeting of the Company's stockholders, the Company's Certificate of Incorporation was amended to increase the authorized capital stock to 10 million of common shares and 2 million preferred shares. On December 15, 1997, at a Special Meeting of the Stockholders, an amendment to the Company's Certificate of Incorporation was passed effecting an increase to the number of authorized shares from 2,500,000 to 6,000,000, consisting of 5,000,000 shares of common stock and 1,000,000 shares of preferred stock.

NOTE 16--EMPLOYEE BENEFIT ARRANGEMENTS

EMPLOYEE PROFIT SHARING PLAN

The Company maintains a profit sharing plan covering all full time employees over the age of 21, who have completed three months of service prior to January 1 and July 1 of each year. Contributions to the profit sharing plan are made solely at the discretion of the Company's Board of Directors. No contributions were made for the years ended December 31, 1998, 1997 and 1996.

In addition, the Company has a qualified profit sharing plan under provisions of
Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize the Company to make discretionary contributions. During 1998 and 1997 the Company made matching contributions of $27,000 and $24,000, respectively to this plan.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

DEFERRED COMPENSATION PLAN

In 1997, the Company established a non-qualified deferred compensation plan to provide specified benefits to a select group of management or highly compensated employees and directors who contribute materially to the continued growth, development and future business success of the Company. Under this plan, participants are able to make salary deferral contribution of up to 100% of their total compensation. The plan also includes provisions which authorize the Company to make discretionary contributions. During 1998 and 1997, the Company made matching contributions of $1,078,000 and $314,000, respectively.

NOTES RECEIVABLE FROM STOCKHOLDERS

In December 1997, a group of key employees, including its principal executive officers, purchased 73,314 shares of the Company's outstanding stock for cash in a private transaction with an institutional investor. The purchase represents approximately 5.6% of the Company's outstanding shares. The Company provided recourse loans for the employees to purchase the stock totaling approximately $1.3 million. The terms of the notes receivable are Prime plus 1% (9.5% at December 31, 1997) interest payable semi-annually with a maturity date of the earlier of 3 years, or at termination of employment, or sale of stock by the employee. As at December 31, 1998 and 1997 $204,000 and $1,320,000 were outstanding on these loans, respectively.

NOTE 17--EXTRAORDINARY ITEMS

During 1997, the Company recognized a $79,000 extraordinary gain comprised of a $288,000 gain from debt extinguishment and a $209,000 loss from loan prepayment penalties.

NOTE 18--SEGMENT INFORMATION

The Company's business activities currently consist of property management, commercial and residential brokerage, and various type of real estate investments.

In the 1998 property management segment, approximately $7.4 million or 52% of the fees are generated by property management contracts with Heitman Financial Ltd.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

The following tables reconcile the Company's income and expense activity for the year ended December 31, 1996 and balance sheet data as of December 31, 1996.

             1996 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                                         BROKERAGE     INVESTMENTS     CORPORATE    CONSOLIDATED
                                                        ------------  -------------  -------------  -------------
Revenues                                                $  5,888,000  $  25,983,000  $      96,000  $  31,967,000
Operating expenses                                         5,087,000     20,037,000      3,252,000     28,376,000
                                                        ------------  -------------  -------------  -------------
Income before provision for income taxes                     801,000      5,946,000     (3,156,000)     3,591,000
Provision for income taxes                                                                  60,000         60,000
                                                        ------------  -------------  -------------  -------------
Net income                                              $    801,000  $   5,946,000  $  (3,216,000) $   3,531,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

                                                         BROKERAGE     INVESTMENTS     CORPORATE    CONSOLIDATED
                                                        ------------  -------------  -------------  -------------
Total assets                                            $  1,154,000  $  48,387,000  $   1,573,000  $  51,114,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
Total liabilities                                       $    774,000  $  29,484,000  $  10,474,000  $  40,732,000
Stockholders' equity                                         380,000     18,903,000     (8,901,000)    10,382,000
                                                        ------------  -------------  -------------  -------------
Total liabilities and stockholders' equity              $  1,154,000  $  48,387,000  $   1,573,000  $  51,114,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

The following tables reconcile the Company's income and expense activity for the year ended December 31, 1997 and balance sheet data as of December 31, 1997.

             1997 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                                         BROKERAGE     INVESTMENTS     CORPORATE    CONSOLIDATED
                                                        ------------  -------------  -------------  -------------
Revenues                                                $  5,895,000  $  21,085,000  $      19,000  $  26,999,000
Operating expenses                                         4,719,000     12,502,000      5,547,000     22,768,000
                                                        ------------  -------------  -------------  -------------
Income before provision for income taxes                   1,176,000      8,583,000     (5,528,000)     4,231,000
Provision for income taxes                                                                 280,000        280,000
                                                        ------------  -------------  -------------  -------------
Income before provision for extraordinary items            1,176,000      8,583,000     (5,808,000)     3,951,000
Extraordinary items                                                         213,000       (134,000)        79,000
                                                        ------------  -------------  -------------  -------------
Net income                                              $  1,176,000  $   8,796,000  $  (5,942,000) $   4,030,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

                                                         BROKERAGE     INVESTMENTS     CORPORATE    CONSOLIDATED
                                                        ------------  -------------  -------------  -------------
Total assets                                            $  1,132,000  $  37,117,000  $   7,469,000  $  45,718,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
Total liabilities                                       $    290,000  $  19,919,000  $  13,915,000  $  34,124,000
Stockholders' equity                                         842,000     17,198,000     (6,446,000)    11,594,000
                                                        ------------  -------------  -------------  -------------
Total liabilities and stockholders' equity              $  1,132,000  $  37,117,000  $   7,469,000  $  45,718,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

The following tables reconcile the Company's income and expense activity for the year ended December 31, 1998 and balance sheet data as of December 31, 1998.

             1998 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                         PROPERTY
                                        MANAGEMENT     BROKERAGE     INVESTMENTS     CORPORATE      CONSOLIDATE
                                       -------------  ------------  -------------  --------------  -------------
Revenues                               $  14,194,000  $  4,917,000  $  31,604,000  $      157,000  $  50,872,000
Operating expenses                         8,311,000     3,182,000     22,250,000      10,967,000     44,710,000
                                       -------------  ------------  -------------  --------------  -------------
Income before provision for income
  taxes                                    5,883,000     1,735,000      9,354,000     (10,810,000)     6,162,000
Provision for income taxes                                                                837,000        837,000
                                       -------------  ------------  -------------  --------------  -------------
Net income                             $   5,883,000  $  1,735,000  $   9,354,000  $  (11,647,000) $   5,325,000
                                       -------------  ------------  -------------  --------------  -------------
                                       -------------  ------------  -------------  --------------  -------------

                                       MANAGEMENT     BROKERAGE     INVESTMENTS      CORPORATE     CONSOLIDATED
                                      -------------  ------------  --------------  -------------  --------------
Total assets                          $  27,697,000  $  2,368,000  $  160,537,000  $  14,214,000  $  204,816,000
                                      -------------  ------------  --------------  -------------  --------------
                                      -------------  ------------  --------------  -------------  --------------
Total liabilities                     $   3,111,000  $    959,000  $  128,034,000  $  28,932,000  $  161,036,000
Subordinated debt                                                                     21,000,000      21,000,000
Stockholders' equity                     24,586,000     1,409,000      32,503,000    (35,718,000)     22,780,000
                                      -------------  ------------  --------------  -------------  --------------
Total liabilities and stockholders'
  equity                              $  27,697,000  $  2,368,000  $  160,537,000  $  14,214,000  $  204,816,000
                                      -------------  ------------  --------------  -------------  --------------
                                      -------------  ------------  --------------  -------------  --------------

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 19--UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

The following pro forma consolidated statement of income give effect to the acquisition of all of the outstanding shares of Heitman Properties, Ltd, a property management company, in July 1998. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming the acquisition had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                                                                     1997           1998
                                                                   PRO FORMA      PRO FORMA
                                                                 -------------  -------------
Total Revenue                                                    $  63,525,000  $  68,737,000
Total Operating Expenses                                            50,074,000     58,957,000
                                                                 -------------  -------------
Income Before Income Taxes                                          13,451,000      9,780,000
Provision for Income Taxes                                           3,691,000      2,176,000
                                                                 -------------  -------------
Net Income                                                       $   9,760,000  $   7,604,000
                                                                 -------------  -------------
                                                                 -------------  -------------

SHARE DATA

Pro forma basic net income per share                             $        1.60  $        1.22
Pro forma basic weighted average shares                              6,104,497      6,254,470

Pro forma diluted net income per share                           $        1.58  $        1.12
Pro forma diluted weighted average shares                            6,187,280      6,801,356

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998

NOTE 20--UNAUDITED CONSOLIDATED QUARTERLY INFORMATION

                                                                                   1997
                                                          -------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                                          -------------------------------------------------------
                                                            MARCH 31      JUNE 30       SEPT. 30       DEC. 31
                                                          ------------  ------------  ------------  -------------
Revenues                                                  $  5,870,000  $  3,966,000  $  5,814,000  $  11,349,000
Total operating expenses                                     5,234,000     3,767,000     5,282,000      8,485,000
                                                          ------------  ------------  ------------  -------------
Income before provision for taxes and extraordinary
  items                                                        636,000       199,000       532,000      2,864,000
Provision for income taxes                                      50,000        50,000        65,000        115,000
                                                          ------------  ------------  ------------  -------------
Income before extraordinary items                              586,000       149,000       467,000      2,749,000
Extraordinary items                                                 --       288,000            --       (209,000)
                                                          ------------  ------------  ------------  -------------
Net income                                                $    586,000  $    437,000  $    467,000  $   2,540,000
                                                          ------------  ------------  ------------  -------------
                                                          ------------  ------------  ------------  -------------

SHARE DATA

Basic net income per share before extraordinary items     $       0.09  $       0.02  $       0.08  $        0.46
Basic net income per share                                $       0.09  $       0.07  $       0.08  $        0.43
Basic weighted average shares                                6,463,211     6,075,270     5,957,469      5,932,058

Diluted net income per share before extraordinary items   $       0.09  $       0.02  $       0.08  $        0.45
Diluted net income per share                              $       0.09  $       0.07  $       0.08  $        0.42
Diluted weighted average shares                              6,528,483     6,151,593     6,065,619      6,057,639

                                                                                   1998
                                                         --------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                                         --------------------------------------------------------
                                                           MARCH 31      JUNE 30     SEPT. 30 (I)    DEC. 31 (I)
                                                         ------------  ------------  -------------  -------------
Revenues                                                 $  4,397,000  $  6,459,000  $  20,834,000  $  19,182,000
Total operating expenses                                    3,625,000     6,221,000     19,132,000     15,732,000
                                                         ------------  ------------  -------------  -------------
Income before provision for taxes                             772,000       238,000      1,702,000      3,450,000
Provision for income taxes                                     98,000        36,000        311,000        392,000
                                                         ------------  ------------  -------------  -------------
Net income                                               $    674,000  $    202,000  $   1,391,000  $   3,058,000
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

SHARE DATA

Basic net income per share                               $       0.11  $       0.03  $        0.21  $        0.46
Basic weighted average shares                               5,924,800     5,954,943      6,520,855      6,606,858

Diluted net income per share                             $       0.11  $       0.03  $        0.20  $        0.43
Diluted weighted average shares                             6,366,289     6,583,598      7,093,199      7,150,513

------------------------

(i) includes acquisition of Heitman Properties, Ltd.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Directors and Executive Officers of the Company will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to Executive Compensation will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to Security Ownership of Certain Beneficial Owners and Management will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to Certain Relationships and Related Transactions will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

    (3) Exhibits:

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
      3.1* Certificate of Incorporation of the Company, as amended to date.

      3.2  Bylaws of the Company (Filed as Exhibit 3.2 to the Company's 1992 Registration Statement on Form S-1
             (Registration No. 33-46978) and incorporated herein by this reference).

      4.1  Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Company's 1992 Registration Statement on
             Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

     10.1  Employee Profit Sharing Plan and Trust, as amended to date. (Filed as Exhibit 10.11 to the Company's
             1992 Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

     10.2* Deferred Compensation Plan dated September 1, 1997.

     10.3  1992 Non-employee Director Stock Option Plan. (Filed as Exhibit 10.26 to the Company's 1992
             Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

     10.4  1992 Incentive and Nonstatutory Stock Option Plan. (Filed as Exhibit 4 to the Company's 1993
             Registration Statement on Form S-8 (Registration No. 33-73324) and incorporated herein by this reference).

   10.4.1* 1993 Amendment to 1992 Incentive and Nonstatutory Stock Option Plan.

     10.5  Employment Agreement dated August 14, 1992 between the Company and William J. McMorrow. (Filed as
             Exhibit 10.2 to the Company's 1992 Registration Statement on Form S-1 (Registration No. 33-46978) and
             incorporated herein by this reference).

   10.5.1* Fifth Amendment to Employment Agreement dated as of May 19, 1997 between the Company and William J.
             McMorrow.

   10.5.2* Sixth Amendment to Employment Agreement dated as of August 20, 1998 between the Company and William J.
             McMorrow.

     10.6* Limited Liability Company Operating Agreement of KW-A, LLC dated as of July 17, 1998.

     10.7* Employment Agreement dated as of July 17, 1998 between KW-A, LLC and Barry Schlesinger.

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
     10.8* Executive Services Agreement dated as of July 17, 1998 between the Company and KW-A, LLC.

     10.9  Employment Agreement dated as of January 1, 1997 between the Company and Richard Mandel. (Filed as
             Exhibit 10.9 to the Company's 1996 Annual Report on Form 10-K and incorporated herein by this reference).

   10.9.1* First Amendment to Employment Agreement dated as of May 19, 1997 between the Company and Richard
             Mandel.

   10.9.2* Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Richard
             Mandel.

    10.10* Employment Agreement dated January 1, 1996 between the Company and Lewis Halpert.

  10.10.1  First Amendment to Employment Agreement dated January 1, 1997 between the Company and Lewis Halpert.
             (Filed as Exhibit 10.12 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by this reference).

  10.10.2* Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Lewis
             Halpert.

    10.11  Employment Agreement dated April 1, 1996 between the Company and Freeman Lyle. (Filed as Exhibit 10.13
             to the Company's 1997 Annual Report on form 10-K and incorporated herein by this reference).

  10.11.1* Second Amendment to Employment Agreement dated April 1, 1998 between the Company and Freeman Lyle.

  10.11.2* Third Amendment to Employment Agreement dated as of August 15, 1998 between the Company and Freeman
             Lyle.

    10.12* Unsecured Promissory Note dated December 22, 1997 by Freeman Lyle in favor of the Company.

    10.13* Office Lease dated as of September 1, 1998 between the Company and Wilshire-Camden Associates.

    10.14  Indemnification Agreement dated August 13, 1992 among the Company, Kennedy-Wilson International, Inc.,
             William J. McMorrow, William R. Stevenson, Lewis A. Halpert and Kenneth V. Stevens. (Filed as Exhibit
             10.27 to the Company's 1992 Registration Statement on Form S-1 (Registration No. 33-46978) and
             incorporated herein by this reference).

    10.15  Form of Stock Option Agreement under the Company's 1992 Incentive and Nonstatutory Stock Option Plan.
             (Filed as Exhibit 10.23 of the Company's 1992 Annual Report on Form 10-K and incorporated herein by this reference).

    10.16  Form of Stock Option Agreement under the Company's 1992 Non-employee Director Stock Option Plan. (Filed as Exhibit 10.24 of the Company's 1992 Annual Report on Form 10-K and incorporated herein by this reference).

    10.17* Amended and Restated Revolving Credit Agreement dated as of September 10, 1998 between the Company and
             East-West Bank.

    10.18* Loan Agreement dated as of July 28, 1998 between Kennedy-Wilson Properties, Ltd. and East-West Bank.

    10.19* Guaranty dated as of July 28, 1998 by the Company in favor of East-West Bank.

    10.20* Loan Commitment Letter dated July 2, 1998 between KW-KAU, LLC, Kennedy-Wilson International, Inc. and
             Old Standard Life Insurance Company.

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
    10.21  Loan and Warrant Agreement dated June 3, 1998 between the Company and FBR Asset Investment Corporation.
             (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

  10.21.1* Loan Modification Agreement dated November 30, 1998 between the Company and FBR Asset Investment
             Corporation.

    10.22  Common Stock Registration Rights Agreement dated as of June 3, 1998 between the Company and FBR Asset
             Investment Incorporation. (Filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q/A
             dated August 14, 1998 and incorporated herein by this reference).

    10.23  Form of Warrant issued by the Company to FBR Asset Investment Corporation. (Filed as Exhibit 10.1 to
             the Company's Quarterly Report on Form 10-Q/A and incorporated herein by this reference).

    10.24  Bridge Loan Agreement dated as of July 16, 1998 among the Company, Kennedy-Wilson International, Inc.,
             K-W Properties, Kennedy-Wilson Properties, Ltd. and Colony K-W LLC. (Filed as Exhibit 10.1 to the
             Company's Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

    10.25  Investor's Agreement dated July 16, 1998 between the Company and Colony Investors III, L.P. (Filed as
             Exhibit 10.5 to the Registrant's Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

    10.26  Registration Rights Agreement dated as of July 16, 1998 between the Company and Colony Investors III,
             L.P. (Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

    10.27  Warrant Agreement dated as of July 16, 1998 between the Company and Colony Investors III, L.P. (Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

    10.28  Form of Warrant issued July 16, 1998 by the Company to Colony Investors III, L.P. (Filed as Exhibit
             10.4 to the Company's 1998 Current Report on Form 8-K dated September 30, 1998 and incorporated herein by this reference).

    10.29* Agreement of Limited Partnership of Colony-KW Partners, L.P.

       21* List of Subsidiaries of the Company.

       23* Consent of Deloitte & Touche LLP.

       27* Financial Data Schedule.

------------------------

*   Filed herewith.

(B) CURRENT REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KENNEDY-WILSON, INC.

Date: March 12, 1999

                                By:           /s/ WILLIAM J. MCMORROW
                                     -----------------------------------------
                                                William J. McMorrow
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
   /s/ WILLIAM J. MCMORROW        Chief Executive Officer
------------------------------    (Principal Executive        March 12, 1999
     William J. McMorrow          Officer)

                                Executive Vice President,
     /s/ FREEMAN A. LYLE          Chief Financial Officer
------------------------------    and Secretary (Principal    March 12, 1999
       Freeman A. Lyle            Financial and Accounting
                                  Officer)

     /s/ LEWIS A. HALPERT
------------------------------  Executive Managing            March 12, 1999
       Lewis A. Halpert           Director and Director

    /s/ RICHARD A. MANDEL
------------------------------  Managing Director and         March 12, 1999
      Richard A. Mandel           Director

                                President of
   /s/ BARRY S. SCHLESINGER       Kennedy-Wilson
------------------------------    Properties, Ltd., and       March 12, 1999
     Barry S. Schlesinger         Director

      /s/ THOMAS BARRACK
------------------------------  Director                      March 12, 1999
        Thomas Barrack

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ KENT MOUTON
------------------------------  Director                      March 12, 1999
         Kent Mouton

       /s/ DONALD PRELL
------------------------------  Director                      March 12, 1999
         Donald Prell

                              KENNEDY-WILSON, INC.
                        SCHEDULE III - REAL ESTATE OWNED
                       FOR YEAR ENDING DECEMBER 31, 1998

                                                                           COSTS CAPITALIZED
                                                                             SUBSEQUENT TO
                                                INITIAL COST                  ACQUISITION
                                        ----------------------------   --------------------------
                                                       BUILDING AND      IMPROVE-       CARRYING
                          ENCUMBRANCE       LAND       IMPROVEMENTS        MENTS         COSTS
                         -------------  -------------  -------------   -------------   ----------
COMMERCIAL PROPERTIES:
  4 vacant lots, Santa
    Monica,
    California.........  $              $   2,402,000            --               --           --
  1055 Wilshire Blvd.,
    Santa Monica,
    California
    282,000 square foot
    office building....    18,842,000       6,125,000  $ 19,102,000     $    180,000           --
  6380 Wilshire Blvd.,
    Los Angeles,
    California
    133,000 square foot
    office building....    13,263,000       6,000,000     7,362,000        1,549,000   $1,312,000
  5900 Sepulveda Blvd.,
    Van Nuys,
    California
    74,000 square foot
    office building....     4,951,000       1,667,000     5,148,000          104,000           --
  7080 Hollywood Blvd.,
    Los Angeles,
    California
    161,000 square foot
    office building....    16,800,000       5,782,000    14,014,000          108,000           --
  6255 Sunset Blvd.,
    Los Angeles,
    California
    282,000 square foot
    office building....    28,500,000       3,222,000    25,652,000          414,000           --
  802 Huntington Drive,
    Monrovia,
    California
    21,000 square foot
    office building....     1,096,000         413,000       998,000               --           --
  4350 11th Ave., Los
    Angeles, California
    9,000 square foot
    office building....                            --       336,000               --           --
  Two commercial
    buildings,
    Long Beach,
    California
    2,000 square foot
    office buildings...                                      41,000
  301 S. Fair Oaks,
    Pasadena,
    California
    55,000 square foot
    office building....     8,863,000       1,841,000     6,987,000          249,000           --
                         -------------  -------------  -------------   -------------   ----------
                           92,315,000      27,452,000    79,640,000        2,604,000    1,312,000
RESIDENTIAL PROPERTIES:
  Pacific Palisades,
    California
    3 residential
    homes..............     1,628,000         960,000       789,000          306,000      101,000
  Palm Desert,
    California
    23 housing lots....     2,191,000       1,535,000                      1,125,000      242,000
  Cathedral City,
    California
    112 housing lots...     1,478,000       1,800,000                        578,000        8,000
  3,000 acres of land,
    Koala, Hawaii......     4,000,000       4,110,000            --                       501,000
  San Diego, California
    155 acres of
    land...............                       283,000
  Riverside, California
    3.7 acres of
    land...............                        87,000
                         -------------  -------------  -------------   -------------   ----------
                         $  9,297,000   $   8,775,000  $    789,000     $  2,009,000   $  852,000
                         -------------  -------------  -------------   -------------   ----------
    Total..............  $101,612,000   $  36,227,000  $ 80,429,000     $  4,613,000   $  852,000
                         -------------  -------------  -------------   -------------   ----------
                         -------------  -------------  -------------   -------------   ----------
  Balance at beginning
    of year............                 $  18,628,000
    Additions during
      period:
      Acquisitions.....   120,057,000
      Improvements.....     5,465,000
      Other:...........            --     125,522,000
                         -------------
    Deductions during
      period:
      Disposition of
        real estate
        sold...........    21,743,000
      Other:...........            --      21,743,000
                         -------------  -------------
  Balance at end of
    year...............                 $ 122,407,000
                                        -------------
                                        -------------

                              GROSS AMOUNTS AT WHICH CARRIED
                                    AT CLOSE OF PERIOD
                         -----------------------------------------
                                      BUILDINGS AND                  ACCUMULATED       DATE OF       DATE OF
                            LAND      IMPROVEMENTS       TOTAL       DEPRECIATION    CONSTRUCTION  ACQUISITION
                         -----------  -------------   ------------  --------------   ------------  ------------
COMMERCIAL PROPERTIES:
  4 vacant lots, Santa
    Monica,                                                                                          10/96 &
    California.........  $ 2,402,000            --    $  2,402,000                      N/A           01/98
  1055 Wilshire Blvd.,
    Santa Monica,
    California
    282,000 square foot
    office building....    6,125,000   $19,282,000      25,407,000  $    (470,000)     1985           Feb-98
  6380 Wilshire Blvd.,
    Los Angeles,
    California
    133,000 square foot
    office building....    6,000,000    10,223,000      16,223,000                     1963           Mar-98
  5900 Sepulveda Blvd.,
    Van Nuys,
    California
    74,000 square foot
    office building....    1,667,000     5,252,000       6,919,000       (148,000)     1983           Jan-98
  7080 Hollywood Blvd.,
    Los Angeles,
    California
    161,000 square foot
    office building....    5,782,000    14,122,000      19,904,000        (83,000)     1968           Sep-98
  6255 Sunset Blvd.,
    Los Angeles,
    California
    282,000 square foot
    office building....    3,222,000    26,066,000      29,288,000       (122,000)     1986           Sep-98
  802 Huntington Drive,
    Monrovia,
    California
    21,000 square foot
    office building....      413,000       998,000       1,411,000        (12,000)     1986           May-98
  4350 11th Ave., Los
    Angeles, California
    9,000 square foot
    office building....           --       336,000         336,000            N/A      1910           Oct-97
  Two commercial
    buildings,
    Long Beach,
    California
    2,000 square foot
    office buildings...                     41,000          41,000            N/A      1947           Jul-98
  301 S. Fair Oaks,
    Pasadena,
    California
    55,000 square foot
    office building....    1,841,000     7,236,000       9,077,000       (191,000)     1991           Dec-97
                         -----------  -------------   ------------  --------------
                          27,452,000    83,556,000     111,008,000     (1,026,000)
RESIDENTIAL PROPERTIES:
  Pacific Palisades,
    California
    3 residential
    homes..............      960,000     1,196,000       2,156,000            N/A      1994         12/97-2/98
  Palm Desert,
    California
    23 housing lots....    1,535,000     1,367,000       2,902,000            N/A      1998            2/98
  Cathedral City,
    California
    112 housing lots...    1,800,000       586,000       2,386,000            N/A      1998            9/98
  3,000 acres of land,
    Koala, Hawaii......    4,110,000       501,000       4,611,000            N/A                     4/6/98
  San Diego, California
    155 acres of
    land...............      283,000                       283,000            N/A       N/A            5/98
  Riverside, California
    3.7 acres of
    land...............       87,000                        87,000            N/A       N/A            5/98
                         -----------  -------------   ------------  --------------
                         $ 8,775,000   $ 3,650,000    $ 12,425,000
                         -----------  -------------   ------------  --------------
    Total..............  $36,227,000   $87,206,000    $123,433,000  $  (1,026,000)
                         -----------  -------------   ------------  --------------
                         -----------  -------------   ------------  --------------
  Balance at beginning
    of year............
    Additions during
      period:
      Acquisitions.....
      Improvements.....
      Other:...........
    Deductions during
      period:
      Disposition of
        real estate
        sold...........
      Other:...........
  Balance at end of
    year...............