Form 10-K/A
period 1998-12-31
KENNEDY WILSON INC
filed 1999-04-30
CIK 885720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                            -------------------------

       |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                                       OR

       | |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to _____________________.

                         Commission file number: 0-20418
                            -------------------------

                              KENNEDY-WILSON, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           95-4364537
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

9601 Wilshire Boulevard, Suite 220,
        Beverly Hills, California                                 90210
(Address of principal executive office)                        (Zip Code)

                            -------------------------

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

   Common Stock                                                   NASDAQ
  ($.01 par value)                                             National Market


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

As of April 28, 1999, there were outstanding 6,770,276 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held by non-affiliates on April 28, 1999 was approximately $28,567,744 based on the closing price of $9.75 per share on that date.

================================================================================

                              KENNEDY-WILSON, INC.

                                   Form 10-K/A

                                TABLE OF CONTENTS

                                                                            Page

COVER PAGE....................................................................1

TABLE OF CONTENTS.............................................................2

INTRODUCTION..................................................................3

Part III

         Item 10.     Directors and Executive Officers of the Registrant......4

         Item 11.     Executive Compensation..................................7

         Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management.............................................11

         Item 13.     Certain Relationships and Related Transactions.........13

SIGNATURES...................................................................17

                                  INTRODUCTION

This Amended Annual Report on Form 10-K/A for the year ended December 31, 1998 supplements the disclosure under Part III of Kennedy-Wilson, Inc.'s (together with its subsidiaries, the "Registrant") Annual Report on Form 10-K for the year ended December 31, 1998. No modifications were made to Parts I, II and IV of the Registrant's 1998 Annual Report on Form 10-K or to the results reported in the financial statements and the notes thereto, all of which are incorporated herein by this reference.


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant's directors and executive officers are listed below:

Name                                        Age                        Title                          Board Term
                                                                                                      Expires

William McMorrow....................         52     Chairman of the Board of Directors and Chief         2001
                                                         Executive Officer
Lewis Halpert.......................         47     Director and Executive Managing Director,            1999
                                                         President of Kennedy-Wilson, Inc.
                                                         Residential and Notes Group
Richard Mandel......................         36     Director and Managing Director, President of         2000
                                                         Kennedy-Wilson, Inc. Commercial Group
Barry Schlesinger...................         58     Director and President of Kennedy-Wilson             2000
                                                         Properties. Ltd.
Donald Prell........................         74     Director and Chairman of the Audit Committee         2001
Kent Mouton.........................         45     Director and Chairman of the Compensation            1999
                                                         Committee
Thomas Barrack, Jr..................         51     Director                                             1999
Freeman Lyle........................         45     Executive Vice President, Chief Financial       Not Applicable
                                                         Officer and Secretary
Terry Wachsner......................         49     Senior Managing Director of Kennedy-Wilson      Not Applicable
                                                         Properties, Ltd.


                  William McMorrow has been Chairman of the Board of Directors (the "Board") and Chief Executive Officer since joining the Registrant's predecessor company in 1988. From that time, he has been instrumental to the Registrant's growth into a diversified real estate services and investment company.

                  Prior to 1988, Mr. McMorrow had more than 17 years of finance experience specializing in problem real estate held by financial institutions and insurance companies. For five years, he was the Executive Vice President and Chairman of the Credit Policy Committee at Imperial Bank, a publicly traded company headquartered in Southern California. During his tenure with the Bank, he was responsible for restructuring a significant portion of the Bank's assets, as well as the marketing and disposition of properties it owned. Additionally, Mr. McMorrow has held senior positions with various other financial services firms including Fidelity Bank in Pennsylvania, where he was Senior Vice President for eight years.

                  Mr. McMorrow holds a Bachelor of Science Degree and Master of Business Administration from the University of Southern California. He is also a board member of the George L. Graziadio School of Business at Pepperdine University in Malibu, California.

                  Lewis Halpert has been a member of the Board since joining the Registrant's predecessor company at the same time as Mr. McMorrow in 1988, and is Executive Managing Director and President of the Registrant's Residential Properties Group. In these positions, he is actively involved in developing new business opportunities and is currently overseeing all residential and notes investments.

                  Mr. Halpert has over 20 years experience in all facets of real estate, including investments and development, brokerage, management and marketing. Prior to joining the Registrant, he operated his own independent investment brokerage firm in Southern California.

                  Mr. Halpert holds a Bachelor of Arts Degree from California State University at Sonoma.

                  Richard Mandel has been a member of the Board since December 1995. He is President of the Registrant's Commercial Group, responsible for all commercial brokerage operations in the U.S. and Asia. Since joining the Registrant in 1993, Mr. Mandel has established the Registrant's office in Tokyo and has been instrumental in developing Japan-based relationships for the Registrant. In 1996, Mr. Mandel opened the Registrant's New York office. During his tenure, he has played a prominent role in brokering U.S., European and Australian real estate assets to investors throughout Asia. In addition, he has advised Japanese companies with the acquisition and disposition of overseas assets.

                  Mr. Mandel was previously a director at Jones Lang Wootton where he was involved with real estate investment banking including the disposition, analysis, marketing, negotiations and closings relating to real estate assets and with creating stronger ties to the investment community in Hong Kong, Singapore, Indonesia and Taiwan. In addition, he advised Asian investors on their U.S. real estate holdings, created a conduit for Asian investments into the U.S. and researched new Asian markets.

                  Mr. Mandel holds a Bachelor of Arts Degree from Washington University in St. Louis, Missouri and a Master of Business Administration from the JL Kellogg School of Management at Northwestern University.

                  Barry Schlesinger has served since July 1998 as a member of the Board and President of Kennedy-Wilson Properties, Ltd., the Registrant's wholly-owned property management and leasing subsidiary. Mr. Schlesinger serves as President of Kennedy-Wilson Properties, Ltd. through an Executive Services Agreement dated July 17, 1998. From 1990 to July 1998, he served as Chairman of the Board of Directors and Chief Executive Officer of Heitman Properties, Ltd. The Registrant purchased Heitman Properties, Ltd. in July, 1998 and renamed it Kennedy-Wilson Properties, Ltd. Mr. Schlesinger was appointed to the Board in accordance with the Executive Services Agreement. The Executive Services Agreement is discussed in more detail in "Certain Transactions."

                  Prior to joining Heitman Properties, Ltd. in 1971, Mr. Schlesinger was responsible for project planning and scheduling for Tishman Realty and Construction Registrant. He has 36 years of real estate experience.

                  Mr. Schlesinger holds a Bachelor of Science Degree from the New York University College of Engineering.

                  Donald Prell has served as a member of the Board since March 1992. For the past five years Mr. Prell has been a mediation consultant and private investor. He also serves as a Trustee of the UCLA Foundation.

                  Kent Mouton has served as a member of the Board since December 1995. Mr. Mouton has been a partner in the law firm of Kulik, Gottesman & Mouton, LLP in Los Angeles, California since 1991. He specializes in the practice of real estate transactions.

                  Mr. Mouton holds a Bachelor of Arts Degree and Juris Doctor Degree from UCLA.

                  Thomas Barrack, Jr. has served as a member of the Board since July 1998. He is the Chairman and Chief Executive Officer of Colony Capital, Inc., a company that manages in excess of $1.0 billion in domestic and international real estate assets. Colony Capital, Inc. purchased a 10.0% equity interest in the Registrant in July 1998. Mr. Barrack founded Colony Capital, Inc. in 1991. Prior to forming Colony Capital, Inc., he was a principal with Robert M. Bass Group, Inc., the principal investment vehicle of the Fort Worth, Texas billionaire Robert M. Bass. Mr. Barrack also served as Deputy Under Secretary at the Department of Interior in Washington, D.C. for a period during the Reagan Administration. Mr. Barrack also serves as a member of the boards of directors of Continental Airlines Corporation, Public Storage, Inc., and Harveys Casino Resorts.

                  Mr. Barrack holds a Bachelor of Arts Degree form the University of San Diego and a Juris Doctor Degree from the University of Southern California. Mr. Barrack was appointed to the Board based on the Registrant's agreement with Colony Capital, Inc., which is discussed in the section headed "Certain Transactions - Colony Agreements".

                  Freeman Lyle has been the Registrant's Chief Financial Officer, Executive Vice President and Secretary since joining the Registrant in April of 1996. He is responsible for all of the Registrant's financial matters including overseeing capital structure and arranging and maintaining credit facilities.

                  Prior to joining the Registrant, Mr. Lyle was the President of Lyle Realty Group, Inc., which provided investment, financing and consulting services to real estate owners and lenders. He also served as Vice President of Finance at R&B Realty Group, an international real estate firm. During his tenure, he was responsible for the performance of a diversified real estate and loan portfolio.

                  Mr. Lyle received his Bachelor of Science Degree at California State University at Northridge and a Master of Business Administration from the University of Southern California.

                  Terry Wachsner has been the Senior Managing Director of Kennedy-Wilson Properties, Ltd. since July 1998 through the Executive Services Agreement previously described in the discussion of Mr. Schlesinger in this section. He joined Heitman Properties, Ltd., in 1980 and served as President from 1988 until the Registrant purchased that company in July 1998. He has 23 years experience in property management.

                  Mr. Wachsner holds a Bachelor of Arts Degree in Psychology and a Master of Arts Degree in Architecture/Urban Planning from UCLA.

Committees of the Board of Directors

                  The Registrant's Audit Committee is composed of Donald Prell (Chairman) and Kent Mouton. This committee is responsible for reviewing the Registrant's financial policies and objectives, and monitoring the Registrant's financial condition and requirements for funds in conjunction with management. In addition, the Registrant's Audit Committee meets with the Registrant's independent auditors to review their audit report and consider any recommendations.

                  The Registrant's Compensation Committee is composed of Kent Mouton (Chairman) and Donald Prell. This committee establishes the Registrant's general compensation policies and determines the compensation levels for the Chief Financial Officer and each employee that receives annual compensation in excess of $100,000. The Compensation Committee also has oversight responsibility for administering the Registrant's stock option plans (other than Plan C for non-employee director stock options, pursuant to which options are granted automatically upon the initial election of a non-employee director and upon each subsequent re-election).


Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's directors and certain of its officers, as well as person who own ten percent or more of the Registrant's outstanding Common Stock ("Insiders"), to file an initial report of beneficial ownership of stock of the Registrant and reports of changes in beneficial ownership thereafter with the Securities and Exchange Commission (the "SEC"). Section 16(a) requires Insiders to deliver copies of all reports filed under Section 16(a) to the Registrant. Based solely on a review of these copies received, the Registrant believes that Insiders have complied with all applicable Section 16(a) filing requirements for fiscal 1998, with the exception of Goodwin Gaw, a former director who resigned on November 5, 1998, who reported two transactions one day late.

                         ITEM 11. EXECUTIVE COMPENSATION

                  The following table sets forth the total compensation paid or accrued by the Registrant during each of the last three fiscal years to the Chief Executive Officer of the Registrant and the four most highly compensated executive officers of the Registrant who served in either of those capacities during fiscal 1998 (collectively, the "Named Executive Officers") for services rendered:


                           Summary Compensation Table

                                                                                                        Number of
                                                                                                       securities
                                                                                  Other annual         underlying
Name and Position                         Year        Salary           Bonus      compensation(1)      options(2)
-----------------                         ----        ------           -----      ---------------      ----------

William McMorrow....................      1988      $300,000        $2,219,222       $501,844            37,500
   Chairman of the Board and CEO          1997       300,000         1,270,734        120,607            90,000
                                          1996       300,000           450,000            ---               ---
Lewis Halpert.......................      1998      $150,000        $  623,805       $101,133               ---
   Executive Managing Director            1997       150,000           396,800         31,083            45,000
                                          1996       125,000           325,000            ---               ---
Richard Mandrel.....................      1998      $250,000        $  315,318       $116,064            37,500
   Managing Director                      1997       225,000           284,267         35,917           243,000
                                          1996       188,000           100,000         89,000            54,000
Barry Schlesinger(3)................      1998      $169,231        $  270,000            ---            75,000
   Chairman of Kennedy-Wilson             1997           ---               ---            ---               ---
   Properties, Ltd..                      1996           ---               ---            ---               ---
Freeman Lyle........................      1998      $161,625        $  140,000      $  60,325            45,000
   Executive Vice-President, Chief        1997       150,000           100,000         15,020               ---
   Financial Officer and Secretary        1996        94,000            37,500            ---            54,000
___________________

(1) "Other annual compensation" includes, among other things, deferred compensation contributions and car allowance contributions. In 1996, this included a foreign cost of living and housing allowance for Mr. Mandel while he was based in Hong Kong and Tokyo. In 1996, "Other Annual
       Compensation" excluded compensation in the form of other personal benefits, for each of the named officers other than Mr. Mandel, that did not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported for each year.

(2) Adjusted for 200% stock dividend paid April 10, 1998, and a 50% stock dividend paid December 15, 1998.

(3) Mr. Schlesinger is employed by KW-A, LLC. An Executive Services Agreement between the Registrant and KW-A, LLC requires the Registrant to pay to KW-A, LLC all amounts due Mr. Schlesinger under his employment contract with KW-A, LLC. The Executive Services Agreement is discussed in more detail in "Certain Transactions - Executive Services Agreement."

Deferred Compensation Plan

                  In 1997,  the Registrant  established a nonqualified  deferred compensation plan (the "Plan") to provide specific benefits to a select group of management and highly compensated employees or directors who contribute materially to the Registrant's continued growth, development and future business success. Under the Plan, participants are able to defer up to 100% of their annual total compensation including their bonuses. The Registrant is authorized to make discretionary matching contributions in varying degrees based on the Registrant's performance. In the fiscal year ended December 31, 1998, the Registrant contributed approximately $1.1 million to the Plan. This amount includes the amounts disclosed in the Summary Compensation Table, as applicable, for the Named Executive Officers in the column labeled other annual compensation.

Employee Profit Sharing and 401(k) Plans

                  The Registrant maintains a profit sharing plan (the "Profit Sharing Plan") covering all full-time employees meeting certain minimum age and service requirements. Contributions to the Profit Sharing Plan are made solely at the discretion of the Board. No contributions were made for the years ended December 31,1996, 1997 and 1998.

                  The Registrant also has a qualified profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees who are 21 or older who have completed six months of service prior to January 1 or July 1 of each year are eligible to participate. Under this plan, participants are able to reduce their current compensation from 1% up to the lesser of 15% or the statutorily prescribed annual limit allowable under Internal Revenue Service Regulations and have that amount contributed to the 401(k) Plan. The 401(k) plan also includes provisions which authorize the Registrant to make discretionary contributions. During 1998 the Registrant made $27,000 in matching contributions to this plan. During 1997 the Registrant made $24,000 in matching contributions. The 401(k) plan has a graduated schedule of vesting over a six-year period of employment.

Stock Option Plans

                  Consistent with the Registrant's efforts to employ qualified and experienced professionals, the Registrant has three stock option plans, the Incentive Stock Option Plan ("Plan A"), the Non-statutory Stock Option Plan ("Plan B") and the Non-employee Director Stock Option Plan ("Plan C"). Plan A and Plan B allow the Registrant to grant stock options to employees and consultants. The Registrant believes that both plans help to attract and retain highly qualified individuals to fill high-level executive and officer positions and to give key employees and consultants an additional incentive to contribute to the Registrant's overall success. The administration of these two plans is guided by the Registrant's overall compensation philosophy of rewarding employees and consultants based on their relative contributions to the Registrant's overall accomplishments. The Compensation Committee has sole discretion to decide which eligible employees and consultants are granted options, the number of options granted, and, subject to the plans, the terms and condition of each grant. Plan C allows the Registrant to grant stock options to non-employee directors in order to further align their interests with those of the Registrant's Stockholders.

                  The options granted under Plans A and B may be either incentive stock options or options which are not intended to qualify as incentive stock options. Only employees, however, are eligible for incentive stock options. In order to encourage valued employees to stay with the Registrant, the Compensation Committee typically grants options which vest over a three-year period. The exercise price for shares of common stock underlying an option is the fair market value of the stock on the date the option is granted by the Compensation Committee unless the recipient of the option grant already owns 10% or more of the Registrant's Common Stock. For those recipients, the exercise price is 110% of the fair market value of the stock on the date the option is granted. Under Plans A and B, as amended, an aggregate of 1,700,000 shares of common stock are reserved for issuance. To date, options for 1,433,000 shares have been issued. Of these options 1,220,000 remain unexercised and the balance have been exercised. All options granted under Plan A must be exercised within five years of the grant date. All options granted under Plan B must be exercised within ten years of the grant date. No option under either Plan A or Plan B can be granted after May 11, 2002.

                  The amount, price and terms of each grant under Plan C are automatic. Upon election to the Board, non-employee directors receive an option to purchase 13,500 shares of Common Stock at a price equal to fair market value of the date preceding the grant. Thereafter, each non-employee director receives an option to purchase 540 shares of Common Stock on the same terms and conditions each time he or she is re-elected to the Board. Several aspects of Plan C operate to encourage capable individuals to remain on the Board. For example, an option does not vest under Plan C until one year after the date of the grant and only vests if the holder served as a director during that entire period. Also, unexercised options lapse the earlier of 90 days after a non-employee director ceases to be one of the Registrant's directors and the tenth anniversary of the date the option was granted. No Plan C options may be granted after May 11, 2002. A total of 81,000 shares of common stock are reserved for issuance under Plan C. As of April 21, 1999, the Registrant had options outstanding under Plan C for 28,080 shares, of which none have been exercised.

Named Executive Officer Stock Options

                  The following table provides information about stock option grants made to each of the Named Executive Officers during 1998.

                           Stock Option Grants In 1998

                                                                                                Potential realizable
                                                                                                  value of assumed
                                                     Percentage                                 annual rates of stock
                                                      of total                                  price appreciation of
                                      Number of        options                                    option terms*
                                     securities      granted to      Exercise
                                     underlying       employees      price per    Expiration
Name of Executive Officer          options granted     in 1998         share         Date           5%          10%
-------------------------          ---------------   ----------    ------------      ----        -------      --------

William McMorrow..............          37,500          9.52%          $7.00        4/27/03      $ 72,524     $160,359
Lewis Halpert.................               0            n/a            n/a            n/a           n/a          n/a
Richard Mandel................          37,500          9.52%          $7.00        4/27/03      $ 72,524     $160,359
Barry Schlesinger.............          75,000         19.04%          $8.33       12/15/03      $172,607     $381,416
Freeman Lyle..................          45,000         11.42%          $3.67        1/20/03      $ 45,628     $100,826



* The potential  realized  value figures assume that the stock price at the time each option is granted will appreciate at an annual rate of 5% or 10%.

                  The following table provides information about stock options held by the Named Executive Officers as of December 31, 1998.

                                                Aggregated Option Exercises In 1998
                                            And Option Values As Of December 31, 1998


                                                                     Number of securities            Value of unexercised
                                     Number of                      underlying unexercised          in-the-money options on
                                       shares                    options on December 31, 1998          December 31, 1998
                                    acquired on       Value
Named Executive Officer               exercise      realized      Exercisable   Unexercisable   Exerciseable    Unexercisable
-------------------------             --------      --------      -----------   -------------   ------------    -------------

William McMorrow..............             0            n/a         30,000            97,500        $ 98,340           $196,680

Lewis Halpert.................             0            n/a         15,000            30,000         $49,170            $98,340

Richard Mandel................        18,000       $138,834        153,000           217,500        $830,142           $908,694

Barry Schlesinger.............             0            n/a            n/a               n/a             n/a                n/a

Freeman Lyle..................        27,000       $155,610          9,000            63,000        $ 46,746           $251,190


Director Compensation

                  Each director who is not also an employee of the Registrant receives a quarterly retainer of $4,000 plus a fee of $1,000 for each board meeting attended and $500 for each Board committee meeting attended. In addition, the Registrant maintains Plan C described above under the heading "Stock Option Plans" as further compensation for non-employee directors of the Registrant. Employees of the Registrant who also are directors receive no additional compensation for their service on our Board or on any committee thereof.

Employment Contracts

                  Each of the Named Executive Officers has entered into, or is in the process of entering into, an employment contract for 1999. They are described below:

          - Mr. McMorrow's contract provides for a term expiring on December 31, 1999, a base salary of $300,000 per annum and an advance of $100,000, payable against a bonus of up to 20% of 1999 "profits" between $3,000,000 and $35,000,000. "Profits" is defined as pre-tax, pre-reserves and prior to payment of bonuses to other employees and our contributions to our deferred compensation plan. The bonus is paid at 6 months based on 1ST and 2ND quarter profits and at year end based on 3RD and 4TH quarter profits.

          - Mr. Halpert's contract provides for a term expiring on December 31, 1999, a base salary of $150,000 per annum plus a non-repayable advance of $150,000, payable against an annual incentive bonus of 15% to 25% of the net profit allocated to the Residential Properties Group.

          - Mr. Mandel's contract provides for a term expiring on December 31, 1999, a base salary of $250,000 plus an incentive bonus of 12 1/2% to 20% of the profits allocated to our Commercial Group.

          - Mr. Lyle's contract, provides for a term expiring on March 31, 1999, a base salary of $180,000 plus a discretionary performance bonus of 0% to 100% of base salary. The Compensation Committee of the Board is in the process of extending Mr. Lyle's contract on substantially similar terms.

          - Mr. Schlesinger's employment contract is with KW-A, LLC and provides for a term expiring on December 31, 2000. KW-A, LLC is a limited liability Company, of which Mr. Schlesinger is a member, that provides executive management services to the Registrant. Mr. Schlesinger's employment contract provides for an annual base salary of $400,000 plus (i) an annual incentive bonus of 7.06% of the first $1,700,000 of net profits of Kennedy-Wilson Properties, Ltd. in excess of $3,333,000, and a discretionary bonus in respect of the net profits of Kennedy-Wilson Properties in excess of $5,033,000 and (ii) an "add-on bonus" in 1999 of $270,000. Under the Executive Services Agreement dated as of July 17, 1998 with KW-A, LLC the Registrant has agreed to pay KW-A, LLC an amount equal to all sums payable to Mr. Schlesinger under the terms of his employment agreement. In return, KW-A, LLC is obligated to furnish the Registrant with executive management services. The Executive Services Agreement is discussed in more detail in "Certain Transactions - Executive Services Agreement."

                  In addition to compensation as noted above, each contract sets forth the services the Named Executive Officer is to provide to the Registrant, his benefits and expenses reimbursement rights and obligations, if any, a non-competition covenant and confidentiality agreement and terms for termination. Other than the employment contract for Mr. McMorrow, none of these employment contracts provide for any severance, change-in-control or related payments to be paid to the Named Executive Officer upon termination of the employment contract. Mr. McMorrow's employment contract provides for a severance payment equal to two times his annual compensation as determined by the arithmetic average of his salary and bonus for the prior three years in the event his employment contract is not renewed other than for cause or there is a change in control of the Registrant.

Compensation Committee Interlocks and Insider Participations

                  Kent Mouton and Donald Prell were the only two people who served on the Compensation Committee of the Board in 1998. Neither Mr. Mouton nor Mr. Prell was an officer or employee of the Registrant during the fiscal year ended December 31, 1998, nor have either of them been an officer of the Registrant at any time. Mr. Mouton is a partner in the law firm of Kulik, Gottesman & Mouton. During the Registrant's fiscal year 1998, the Registrant paid Kulik, Gottesman & Mouton a total of approximately $496,191 in legal fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth as of April 28, 1999 the total number of shares of Common Stock beneficially owned and the percentage of the outstanding shares so owned by (i) each director, (ii) each Named Executive Officer, (iii) all executive officers and directors as a group and (iv) each beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock known to the Registrant. Except as otherwise indicated in the notes following the table, the stockholders listed in the table are the beneficial owners of the shares listed with sole voting and investment power over those shares. Shares subject to options exercisable within 60 days are treated as outstanding when determining the amount and percentage beneficially owned by a person or entity.



                                                                     Number of shares
Name                                                                 beneficially owned       Percent of class
----                                                                 ------------------       ----------------

William McMorrow(1)...........................................             1,521,821                 22.3
Lewis Halpert(2)..............................................             1,384,047                 20.4
Richard Mandel(3).............................................               282,500                  4.0
Barry Schlesinger.............................................                17,499                    *
Donald Prell(4)...............................................                14,580                    *
Kent Mouton(4)................................................                14,040                    *
Thomas Barrack, Jr.(5)........................................               858,166                 12.3
Freeman Lyle(6)...............................................               131,493                  1.9
                                                                          ----------                -----
All Executive Officers and Directors as a Group...............             4,224,147                 57.5
Colony Investors, III, L.P.(5)................................               858,166                 12.3
Kenneth Stevens...............................................               766,200                 11.3
Cahill, Warnock Strategic Partners Fund, L.P.(7)..............               750,000                 10.0
Fidelity Management & Research Company(8).....................               400,000                  5.9
 ..................
*      Less than 1%.

       Except as otherwise indicated in the following notes, the address for each individual, company, or named group is in care of Kennedy-Wilson, Inc., 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California 90210.

(1) Includes approximately 4,190 shares held for Mr. McMorrow's account as well as approximately 275 shares held for the account of Mr. McMorrow's spouse in the Registrant's 401(k) Profit Sharing Plan and Trust of which Mr. McMorrow expressly disclaims beneficial ownership, and 42,500 shares which may be acquired pursuant to exercise of outstanding stock options that are presently exercisable or exercisable within 60 days.

(2) Includes approximately 1,368 shares held for Mr. Halpert's account in the Registrant's 401(k) Profit Sharing Plan and Trust, and 15,000 shares which may be acquired pursuant to exercise of outstanding stock options that are presently exercisable or exercisable within 60 days.

(3) Includes beneficial ownership of 264,500 shares which may be acquired pursuant to exercise of outstanding stock options that are presently exercisable or exercisable within 60 days.

(4) Includes beneficial ownership of 14,040 shares which may be acquired pursuant to exercise of outstanding stock options that are presently exercisable.

(5) As reported in a Schedule 13D dated July 24, 1998 filed with the Securities and Exchange Commission (the "SEC"), Colony Investors III,
       L.P., a Delaware limited partnership, holds of record 660,127 shares of Common Stock and a warrant to acquire 198,039 shares of Common Stock that is now exercisable. The sole general partner of Colony Investors III, L.P. is Colony GP III, Inc., a Delaware corporation. Mr. Barrack holds a
       60% interest in Colony GP III, Inc. Mr. Barrack and Colony Investors III,
       L.P. have shared voting and investment power with respect to those shares. The mailing address of Colony Investors III, L.P. and Thomas
       Barrack, Jr., as indicated in the Schedule 13D, is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.

(6) Includes beneficial ownership of 33,000 shares which may be acquired pursuant to exercise of outstanding stock options that are presently exercisable or exercisable within 60 days.

(7) Includes beneficial ownership of 750,000 shares which may be acquired pursuant to conversion of debentures in the aggregate principal amount of $7,500,000 at the current exercise price of $10.00 per share. These debentures are registered in the name of Cahill, Warnock Strategic
       Partners Fund, L.P. ("Cahill, Warnock") and Strategic Associates, L.P., an affiliate of Cahill, Warnock, in the principal amounts of $7,106,000 and $394,000, respectively. The mailing address of Cahill, Warnock and Strategic Associates, L.P. is One South Street, Suite 2150, Baltimore, MD
       21202.

(8)    As reported in a Schedule 13G,  dated  February 12, 1999,  filed with the
       SEC. The mailing address of Fidelity  Management & Research  Company,  as
       indicated  in  the  Schedule  13G,  is  82  Devonshire  Street,   Boston,
       Massachusetts 02109-3614.

                          ITEM 13. CERTAIN TRANSACTIONS

Transactions with Management and Others

                  The following are brief descriptions of transactions between the Registrant or one or more of its subsidiaries and any of the Registrant's directors, executive officers or stockholders known to the Registrant to own beneficially more than 5% of Common Stock, or any member of the immediate family of any of those persons during the fiscal year ended December 31, 1998 where the amount involved exceeded $60,000.

Property Management Contracts

                  Barry Schlesinger, a member of the Registrant's Board and Chief Executive Officer of Kennedy-Wilson Properties, Ltd., holds a 7.1% interest in two buildings for which the Registrant provides property management services. During the period of January 1, 1998 to July 16, 1998 Heitman
Properties, Ltd. earned $81,000 in management fees for these buildings. The Registrant acquired Heitman Properties, Ltd. on July 17, 1998 and renamed it Kennedy-Wilson Properties, Ltd. During the period of July 17, 1998 to December 31, 1998 the Registrant earned $23,000 in management fees for these buildings. Presently, the management fees are $25,000 per year per building. The Registrant expects revenues related to these buildings to be approximately $50,000 for 1999. The Registrant may terminate the management contracts on 30 days notice.

Pioneer Joint Ventures
                  In November, 1996 the Registrant entered into a joint venture with parties who are affiliated with Goodwin Gaw, a former member of the Board. In particular, the Registrant acquired and paid $440,000 for a 25% interest in a joint venture that purchased a ski resort in Colorado for $7.0 million. In September, 1997 the Registrant acquired a 50% interest in a joint venture that purchased for $14.6 million an office building in downtown Los Angeles with approximately 28,000 square feet. The Registrant acquired an interest in this joint venture for approximately $1.4 million. In the first calendar quarter of 1998, the Registrant entered into two further joint ventures with parties who are affiliated with Mr. Gaw. In January 1998, the Registrant acquired for $4.2 million a 15% interest in a joint venture that purchased for $62.0 million a commercial building in New York with more than 1.0 million square feet. In March 1998, the Registrant acquired for about $300,000 a 40% interest in a joint venture that acquired a note collateralized by a hotel in Beverly Hills, California. The Registrant subsequently sold its interest in that note for $612,717. Mr. Gaw resigned from his position as a member of the Board on November 5, 1998.

Legal Fees
                  In 1998, the Registrant paid the firm of Kulik, Gottesman & Mouton a total of approximately $496,191 in legal fees. Kent Mouton is a partner in that firm and a member of the Registrant's Board.

Colony Agreements

                  Mr. Thomas Barrack, Jr., a member of the Board and a beneficial owner of more than 5% of Common Stock, holds a 60% interest in Colony GP III, Inc. Colony GP III, Inc. is the sole general partner of Colony Investors III, L.P. Colony Investors III, L.P. is the sole member of Colony K-W, LLC.

                  In July 1998, the Registrant acquired Heitman Properties, Ltd. The purchase price and a portion of the expenses associated with that acquisition were financed from the proceeds of a $21.0 million subordinated loan made by Colony K-W LLC, pursuant to a Bridge Loan Agreement dated as of July 16, 1998 among Colony K-W LLC, the Registrant and certain of subsidiaries of the Registrant. The loan bears interest at a rate of 14% per annum and matures on January 15, 2000. The loan is guaranteed by certain of the Registrant's subsidiaries on a subordinated basis and, pursuant to a Pledge Agreement dated as of July 16, 1998 made by the Registrant in favor of Colony K-W LLC, is secured by a pledge of all of the outstanding shares of Heitman Properties, Ltd., now known as Kennedy-Wilson Properties Ltd. The terms of the loan agreement restrict, among other things, certain borrowings, distributions and mergers involving the Registrant and the guarantors and is subject to additional customary restrictive covenants.

                  On July 16, 1998, Colony Investors III, L.P. entered into a Stock Purchase Agreement and a Warrant Agreement with the Registrant, pursuant to which Colony Investors III, L. P. purchased (a) 440,085 shares of Common Stock (660,127 shares as adjusted for the December 15, 1998 50% stock dividend) and (b) a warrant, exercisable for seven years from July 16, 1998, to purchase an additional 132,026 shares of Common Stock (198,039 shares as adjusted for such stock dividend) at an initial exercise price of $15.00 per share ($10.00 per share as adjusted for such stock dividend) subject to adjustment as provided in the Warrant Agreement, for a total aggregate purchase price of $5,232,610.


                  In connection with the purchase of the stock and warrant, Colony Investors III, L.P. entered into an Investor's Agreement with the Registrant, dated as of July 16, 1998, pursuant to which the Registrant has agreed, during the term and subject to the provisions thereof, including the continued ownership of a specified minimum number of shares of Common Stock, among other things, to take all action necessary so that the Board will include one class III director designated by Colony Investors III, L.P., and thereafter, to use its best efforts to cause a person designated by Colony Investors III, L.P. to be included in each slate of proposed class III directors put forth by the Registrant and its stockholders and recommended for election in any proxy solicitation materials disseminated by the Registrant. Colony Investors III, L.P.'s initial director nominee was its affiliate, Thomas Barrack, Jr., who is now a member of the Board. With certain exceptions as described in the Investor's Agreement, Colony Investors III, L.P. has preemptive purchase rights to maintain its beneficial ownership percentage for so long as its investment continues to represent at least 5% of the outstanding Common Stock.


                  The Registrant and Colony Investors III, L.P. also executed a Registration Rights Agreement on July 16, 1998 with respect to the warrant and any Common Stock issuable under that warrant. Pursuant to the Registration Rights Agreement, and subject to the terms and conditions thereof, the warrant beneficially owned by Colony Investors III, L.P. is subject to demand and piggyback registration rights.


                  Colony Investors III, L.P. is also the general partner of Colony-K-W Genpar Ltd. and Colony K-W Genpar Ltd. is the general partner of Colony K-W Partners, L.P. Colony K-W, L.P., K-W Japan Investments, Inc. and EBISU Investors I, LLC are limited partners in Colony K-W Partners, L.P. K-W Japan Investments, Inc. is a wholly-owned subsidiary of the Registrant. EBISU Investors I, LLC is owned in part by William McMorrow (26.32%), Richard Mandel (26.32%) and Lewis Halpert (10.52%), current directors and executive officers of the Registrant, and Ryosuke Homma (15.79%), President Kennedy-Wilson Japan, Inc. The remainder is owned by some of the employees in the Tokyo office of Kennedy-Wilson Japan, Inc. Colony-K-W Genpar Ltd. and Colony K-W together have a 97.5% interest in Colony-K-W Partners, L.P., K-W Japan Investments has a 2.0% interest and EBISU Investors I, LLC has a 0.5% interest. The Colony K-W Partners, L.P. partnership acquired a pool of distressed notes from Sanwa Bank and its affiliates in September 1998 for approximately $24.0 million and a building in Kawasaki, Japan in February 1999 for about $93.4 million.

Muromachi Building Management K.K.

                  In March 1999, the Registrant entered into a Japanese partnership agreement with Meguro Investors, LLC. Meguro Investors, LLC is owned in part by William McMorrow (25%), Richard Mandel (25%) and Ryosuke Homma (25%). The remainder is owned by some of the employees in the Tokyo office of Kennedy-Wilson Japan, Inc. The K-W/Meguro partnership purchased an insolvent Japanese real estate holding company called Muromachi Building Management K.K. The purchase price was $83,000. Under the terms of the partnership agreement, Meguro Investors LLC is the beneficial owner of the holding company acquired and the Registrant is the legal owner.

Arrowhead Brokerage

                  William McMorrow and Lewis Halpert each own 20% of real property located in Lake Arrowhead, California. They have retained the Registrant as the exclusive broker for selling that property. The Registrant will earn a fee of 4% of the sale price at the close of escrow. The property's value is estimated at approximately $12.5 million.

Executive Services Agreement

                  On July 17, 1998, the Registrant entered into an agreement with KW-A, LLC to purchase executive management services. Barry Schlesinger, a member of the Board and Chairman of Kennedy-Wilson Properties, Ltd., Terry Wachsner, Senior Managing Director of Kennedy-Wilson Properties, Ltd., David Latvaaho, Larry Beasley and Jerome Powalish are equal members in KW-A, LLC. The Registrant pays KW-A, LLC an amount equal to all sums payable by KW-A, LLC to its members under their respective employment agreements whose services the Registrant uses. The amount received in 1998 by Mr. Schlesinger under this arrangement is described in the section "Executive Compensation - Employment Contracts". Mr. Wachsner received $430,000 in 1998. The terms of the
Registrant's agreement with KW-A, LLC expire the earlier of the termination of employment by KW-A, LLC of the last member or December 31, 2000.

Goodwin Gaw Shares

                  On November 5, 1998, Goodwin Gaw resigned from his position as a member of the Board. On November 10, 1998, the Registrant purchased from Mr. Gaw 135,000 shares of Common Stock for $6.716 per share for a total of $906,750. The closing price for Common Stock on the NASDAQ National Market on that date was $7.281 per share. All 135,000 shares were subsequently retired.

Brokerage Engagements

                  In  the  past  the  Registrant  has  been  retained,  and  the
Registrant anticipates that from time to time in the future it will be retained, to perform auction or brokerage services for entities controlled by certain of the Registrant's executive officers and/or directors. The Registrant believes that the terms of these brokerage transactions in the past have been substantially comparable to those that would have been obtainable in similar transactions with unaffiliated parties, and that they will have no material effect on the Registrant.

Indebtedness of Management
                  In December 1997, the Registrant loaned an aggregate of $1,319,652 to 18 key employees. The company made the loans to enable those employees to acquire in a private, unsolicited transaction approximately 73,314 shares of Common Stock from an institutional investor. The terms of each of the loans, other than the principal balances, are identical. Each loan is unsecured, bears interest at an annual rate equal to the commercial prime rate of Bank of America in effect from time to time plus 1%. Interest is payable semiannually on August 31 and January 31. The principal is due on the earlier of three years following the making of the loan or six months following the employee/borrower's termination of employment. The following table provides details of the loans that were made to the Registrant's directors and executive officers:

             December 1997 Loans to Directors and Executive Officers


                                                                   Maximum Amount       Amount owed as of
Borrower                                                             owed in 1998       April 21, 1999
--------                                                        ---------------------   --------------
William McMorrow,.......................................              $226,008               $    0
     Chairman of the Board of Directors and Chief Executive
     Officer
Lewis Halpert,                                                        $225,972               $    0
     Director...........................................
Freeman Lyle,...........................................              $225,972               $110,000
     Executive Vice President, Chief Financial Officer and
     Secretary
Richard Mandel,.........................................              $162,000               $    0
     Managing Director


                                   SIGNATURES
                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KENNEDY-WILSON, INC.

Date:  April 30, 1999

                                             By: /s/ William J. McMorrow
                                                 ------------------------
                                                 William J. McMorrow
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                  Title                          Date
                             Chairman of the Board and Chief
/s/ WILLIAM J. MCMORROW        Executive Officer (Principal       April 30, 1999
-----------------------        Executive Officer)
  William J. McMorrow

                             Executive Vice President, Chief
/s/ FREEMAN A. LYLE            Financial Officer and              April 30, 1999
------------------------       Secretary (Principal Financial
  Freeman A. Lyle              and Accounting Officer)

/s/ LEWIS A. HALPERT         Executive Managing Director and      April 30, 1999
------------------------       Director
  Lewis A. Halpert

/s/ RICHARD A. MANDEL        Managing Director and Director       April 30, 1999
------------------------
  Richard A. Mandel
                             President of Kennedy-Wilson
/s/ BARRY S. SCHLESINGER       Properties, Ltd. and Director      April 30, 1999
-------------------------
  Barry S. Schlesinger

/s/ THOMAS BARRACK           Director                             April 30, 1999
-------------------------
  Thomas Barrack

/s/ KENT MOUTON              Director                             April 30, 1999
-------------------------
  Kent Mouton

/s/ DONALD PRELL             Director                             April 30, 1999
-------------------------
  Donald Prell