Form 10-Q
period 1999-03-31
KENNEDY WILSON INC
filed 1999-05-17
CIK 885720

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-20418

                              KENNEDY-WILSON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                  95-4364537
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

  9601 WILSHIRE BLVD, # 220
  BEVERLY HILLS, CALIFORNIA                            90210
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 6,770,276 SHARES OUTSTANDING AT MAY 12, 1999.

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1999


                                                                                                                              PAGE

Part I.   Financial Information...............................................................................................  3

        Item 1.Financial Statements:

                      Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998..................................  3

                      Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998................  4

                      Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 1999 and 1998.................................................................................. 5

                      Notes to Consolidated Financial Statements..............................................................6-8

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................... 9

Part II.   Other Information...................................................................................................13

        Item 4.  Submission of Matters to a Vote of Security Holders.......................................................... 13

        Item 5.  Other Information............................................................................................ 13

        Item 6.  Exhibits and Reports on Form 8-K............................................................................. 13


                                     PART 1
                             FINANCIAL INFORMATION
                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,      DECEMBER 31,
                                                                        -------------    -------------
ASSETS                                                                      1999             1998
                                                                        -------------    -------------
        Cash and cash equivalents                                       $   7,699,000    $   9,838,000
        Cash - restricted                                                   7,978,000        8,168,000
        Accounts receivable                                                 5,285,000        6,674,000
        Notes receivable                                                   28,565,000       23,115,000
        Real estate held for sale                                         123,825,000      122,407,000
        Investments with related parties and non-affiliates                11,589,000        9,209,000
        Contracts, furniture, fixtures and equipment and other assets       9,578,000        9,238,000
        Goodwill, net                                                      16,033,000       16,167,000
                                                                        -------------    -------------
TOTAL ASSETS                                                            $ 210,552,000    $ 204,816,000
                                                                        -------------    -------------
                                                                        -------------    -------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Accounts payable                                                $   2,981,000    $   1,752,000
        Accrued expenses and other liabilities                             11,151,000       15,721,000
        Deferred taxes                                                        628,000          628,000
        Notes payable                                                      14,286,000       14,291,000
        Borrowing under lines of credit                                    20,640,000       13,514,000
        Mortgage loans payable                                            115,638,000      115,130,000
                                                                        -------------    -------------
           Total liabilities                                              165,324,000      161,036,000
                                                                        -------------    -------------
        Subordinated debt                                                  21,000,000       21,000,000

STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value; shares authorized:
           2,000,000 as of December 31, 1998, 5,000,000 as
           of March 31, 1999; none issued                                          --               --
        Common stock $.01 par value; shares authorized:
           10,000,000 as of December 31, 1998, 50,000,000 as of
           March 31, 1999;  shares issued 6,597,075 as of
           December 31, 1998, 6,757,662 as of March 31, 1999                   68,000           66,000
        Additional paid-in capital                                         29,159,000       28,888,000
        Accumulated deficit                                                (4,799,000)      (5,970,000)
        Notes receivable from stockholders                                   (200,000)        (204,000)
                                                                        -------------    -------------
          Total stockholders' equity                                       24,228,000       22,780,000
                                                                        -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 210,552,000    $ 204,816,000
                                                                        -------------    -------------
                                                                        -------------    -------------


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -------------------------
                                                                       1999          1998
                                                                   -----------   -----------
REVENUES:
        Property management  and leasing fees                      $ 6,528,000   $        --
        Commissions income                                           1,841,000   $ 2,142,000
        Sales of residential real estate                             4,964,000       183,000
        Equity in income of investments with related parties and
            non-affiliates                                             455,000       268,000
        Rental income, net                                           1,686,000       679,000
        Gain on restructured notes receivable                          844,000       655,000
        Other income                                                   539,000       470,000
                                                                   -----------   -----------
        TOTAL REVENUE                                               16,857,000     4,397,000
                                                                   -----------   -----------

OPERATING EXPENSES:
        Commissions and marketing expenses                              52,000       105,000
        Cost of residential real estate sold                         4,801,000       131,000
        Compensation and related expenses                            3,352,000     1,220,000
        General and administrative                                   3,036,000       992,000
        Depreciation and amortization                                  611,000       164,000
        Interest expense                                             3,232,000     1,013,000
                                                                   -----------   -----------
        TOTAL OPERATING EXPENSES                                    15,084,000     3,625,000
                                                                   -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                             1,773,000       772,000

PROVISION FOR INCOME TAXES                                             603,000        98,000
                                                                   -----------   -----------

NET INCOME                                                         $ 1,170,000   $   674,000
                                                                   -----------   -----------
                                                                   -----------   -----------

        Basic net income per share                                 $      0.17   $      0.11
        Basic weighted average shares                                6,707,284     5,924,800

        Diluted net income per share                               $      0.16   $      0.11
        Diluted weighted average shares                              7,329,809     6,366,289



                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  1,170,000    $    674,000

Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                          611,000         164,000
  Equity in income of investments with related parties
       and non-affiliates                                               (455,000)       (268,000)
  Gains on sales of real estate                                               --         (52,000)
  Gains on restructured notes receivable - non-cash                     (684,000)       (449,000)
Change in assets and liabilities:
  Accounts receivable                                                  1,389,000      (1,136,000)
  Other assets                                                          (290,000)       (186,000)
  Accounts payable                                                     1,229,000         335,000
  Accrued expenses and other liabilities                              (4,570,000)     (1,764,000)
                                                                    ------------    ------------
      Net cash used in operating activities                           (1,600,000)     (2,682,000)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of contract, furniture, fixtures and equipment                 (441,000)             --
Dispositions of contracts, furniture, fixtures and equipment               2,000              --
Purchase and additions to real estate held for sale                   (6,607,000)    (50,578,000)
Proceeds from sales of real estate held for sale                       5,101,000         183,000
Additions to notes receivable                                         (5,773,000)     (2,731,000)
Payments from notes receivable                                         1,007,000              --
Repayments from stockholders                                               4,000              --
Distributions from joint ventures                                         86,000         762,000
Contributions to joint ventures                                       (2,011,000)     (3,997,000)
                                                                    ------------    ------------
    Net cash used in investing activities                             (8,632,000)    (56,361,000)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage loans payable                                     1,836,000      46,141,000
Repayment of mortgage loans payable                                   (1,328,000)        (33,000)
Borrowings under lines of credit                                       7,476,000       3,057,000
Repayment of lines of credit                                            (350,000)             --
Borrowings under notes payable                                                --       4,000,000
Repayment of notes payable                                                (5,000)       (932,000)
Cash - restricted (decrease) increase                                    190,000        (446,000)
Issuance of common stock                                                 274,000          18,000
                                                                    ------------    ------------
    Net cash provided by financing activities                          8,093,000      51,805,000
                                                                    ------------    ------------

Net decrease in cash                                                  (2,139,000)     (7,238,000)
CASH, BEGINNING OF YEAR                                                9,838,000      10,448,000
                                                                    ------------    ------------

CASH, END OF YEAR                                                   $  7,699,000    $  3,210,000
                                                                    ------------    ------------
                                                                    ------------    ------------


                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                    UNAUDITED


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

            The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the "Company") without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

NOTE 2 - NOTES RECEIVABLE

            Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees. Notes receivable also includes mezzanine loans to real estate developers for new single-family residential developments.

            In January 1999, the Company executed a mezzanine loan agreement for $750,000 bearing an interest rate of 10% per annum secured by two third trust deeds, a pledge of the borrower's cash distribution in a non-related project and a personal guarantee by the borrower. The Company is entitled to a participation in any profits from the development.


            In February 1999, the Company executed a mezzanine loan agreement for $342,122 bearing an interest rate of 10% per annum with a maturity date no later than July 31, 2000. The loan is secured by a deed of trust, security agreement and fixture filing encumbering the project and a repayment guarantee from members of the borrower. Also in February 1999, the Company executed a mezzanine loan agreement for $300,753 bearing an interest rate of 10% per annum with a maturity date no later than July 31, 2000. The loan is secured by a deed of trust, security agreement and fixture filing encumbering the project and a repayment guarantee from members of the borrower. The Company is entitled to a participation in any profits from both projects.

            In March 1999, the Company executed a mezzanine loan agreement for a maximum sum of $5,760,000, bearing an interest rate of 12% per annum. The amount outstanding as of March 31, 1999 was $3,465,030. The loan is secured by a construction deed of trust, assignment of leases, security agreement and fixture filing encumbering the property.

NOTE 3 - INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

            In January 1999, the Company acquired a 2.5% interest in a joint venture ("First Colony KW") with Colony Capital Inc., an affiliate of Thomas Barrack, Jr., a current director. First Colony KW purchased a commercial property with approximately 244,000 square feet of rental space, located in Kawasaki, Japan. The Company's investment at March 31, 1999 was approximately $756,000.

            In March 1999, the Company acquired a 5% interest in a joint venture ("KA Capital") with Cargill Japan, to purchase distressed loans and properties from Japanese financial institutions. The Company's investment at March 31, 1999 was approximately $742,000.

NOTE 5 - SEGMENT INFORMATION

   The Company's business activities currently consist of property management, commercial and residential brokerage, and various type of real estate investments.

   The following tables reconcile the Company's income and expense activity for the three months March 31, 1999.

              1999 Reconciliation of Reportable Segment Information

                              Property
                             Management   Brokerage    Investments   Corporate   Consolidated
Revenues:                     6,528,000    1,841,000    8,389,000       99,000    16,857,000

Operating expenses:           3,892,000    1,230,000    8,190,000    1,772,000    15,084,000
                             ----------   ----------   ----------   ----------    ----------

Income before provision
    for income taxes          2,636,000      611,000      199,000   (1,673,000)    1,773,000

Provision for income taxes           --           --           --      603,000       603,000
                             ----------   ----------   ----------   ----------    ----------

Net Income                    2,636,000      611,000      199,000   (2,276,000)    1,170,000
                             ----------   ----------   ----------   ----------    ----------
                             ----------   ----------   ----------   ----------    ----------


   The following tables reconcile the Company's income and expense activity for the months ended March 31, 1998.

              1998 Reconciliation of Reportable Segment Information

                              Property
                             Management   Brokerage    Investments   Corporate   Consolidated
Revenues:                       592,000    1,140,000    2,154,000       71,000     3,957,000

Operating expenses:              62,000      954,000    1,453,000      716,000     3,185,000
                             ----------   ----------   ----------   ----------    ----------

Income before provision
    for income taxes            530,000      186,000      701,000     (645,000)      772,000

Provision for income taxes           --           --           --       98,000        98,000
                             ----------   ----------   ----------   ----------    ----------

Net Income                      530,000      186,000      701,000     (743,000)      674,000
                             ----------   ----------   ----------   ----------    ----------
                             ----------   ----------   ----------   ----------    ----------



NOTE 6 - SUBSEQUENT EVENTS

            In April 1999, the Company acquired all of the assets of Coastal Commercial Real Estate Services, Inc., which does business as R&B Commercial Real Estate Services, a Los Angeles based company that manages and leases a portfolio of approximately 5 million gross square feet of real estate primarily located in Arizona, Texas and throughout California for approximately $1 million plus up to an additional $1.2 million to be paid in three annual installments provided that a specified pretax net operating income is achieved in each of the three years.

            In April 1999, the Company's line of credit with East West Bank was increased from $21 million to approximately $22.5 million with a maturity date of June 6, 2000, and interest due monthly at a rate equal to three month LIBOR plus 2%.

            In April 1999, the Company issued and sold convertible subordinated debentures in the aggregate principal amount of $7.5 million. The debentures have a term of seven years and an interest rate of 6%, payable monthly. The debentures are convertible into the Company's Common Stock at any time by the holders thereof at a conversion price of $10 per share (subject to adjustment). At the current conversion price, the debentures are convertible into 750,000 shares of the Company's Common
   Stock. The Company is obligated to register the shares of the Company's Common Stock which may be purchased upon conversion with the Securities and Exchange Commission under the Securities Act of 1933 by August 13, 1999. Also in April 1999, the Company purchased 21,000 shares of the Company's Common Stock from one of the holders of the debentures.

            In May 1999, the Company registered, issued and sold 2,300,000 shares of its Common Stock in an underwritten public offering.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

TOTAL REVENUES.

            Total revenue for the three months ended March 31, 1999 was approximately $16.9 million representing a 326% increase over total revenue for 1998 of approximately $4.0 million. Revenues increased in every category with the largest increase of 1003% occurring in property management and leasing fees. We acquired our property management and leasing subsidiary Kennedy-Wilson Properties Ltd. in July 1998.

            Property management and leasing fees. Property management and
            ------------------------------------
leasing fees during the first quarter of 1999 increased 1000% over the same period in 1998. The acquisition of Kennedy-Wilson Properties Ltd. in July 1998 increased property related fees by approximately $5.4 million and additional fees of $709,000 were earned by our commercial brokerage group relating to the leasing and asset management of commercial buildings in Japan and New York in which we hold equity interests of 2% and 15%, respectively. This is compared to $592,000 of leasing fees earned in the first quarter of 1998.

            Brokerage. Commission income during the first quarter of 1999
            ---------
increased by 62% over the first quarter of 1998 due to an increased number of brokerage closings including two hotels located in Washington, D.C. and San Francisco, California and a commercial office building in Santa Monica, California.

             Investments. For the three months ended March 31, 1999, revenue
             -----------
from the sales of residential real estate of approximately $5.0 million reflects the sales of 15 homes, which are part of a project located in Palm Desert, California. Sales revenue of $183,000 in the same period in 1998 represents the sale of one condominium unit in a project in Corona Del Mar, California.

             Equity in income of investments with related parties and non-affiliates increased 70% in the first quarter of 1999 over the same period in 1998 primarily due to investment activities in Japan.

             Rental income, net for the three months ended March 31, 1999 was $1.69 million equating to a 149% increase compared to $679,000 during the first quarter in 1998. This was due to the addition of 2 large commercial office buildings purchased in the second half of 1998, as well as, the effects of an intensified leasing program.

             Gain on restructured notes receivable for the first quarter of 1999 was $844,000 compared to $655,000 during the same period in 1998 resulting in a 29% increase. This was due to the settlement of several large non-performing notes.

             Other income increased 15% due to increased asset management and consulting fees earned in Japan.

TOTAL OPERATING EXPENSES.

            Operating expenses increased 316.2% for the quarter ending March 31, 1999 compared to the three months ended March 31, 1998 due primarily to the acquisition of Kennedy-Wilson Properties Ltd. and a larger commercial properies portfolio.

            Brokerage commissions and marketing expenses during the period decreased 50.4% over the same period in 1998 due to a decrease in residential auctions which typically result in higher brokerage commissions and marketing expenses.

            Cost of residential real estate sold increased 3564.9% resulting from the sales of the 15 homes discussed above.

            Compensation and general and administrative expense increased 174.8% due primarily to the acquisition of Kennedy-Wilson Properties Ltd.

            Depreciation and amortization expense increased 273% due to the amortization of the goodwill and other assets relating to the purchase of Kennedy-Wilson Properties Ltd.

            Interest expense on the debt we incurred to finance the acquisition of Kennedy-Wilson Properties Ltd. and our commercial property portfolio resulted in a 219% increase in interest expense over the same period in 1998.

            Provision for taxes for the three months ending March 31 increased 515.3% to $603,000 in 1999 from $98,000 in 1998. The tax expense during past years has been significantly less than the statutory rate due to substantial net operating losses carried forward which have been utilized in reducing our federal tax liabilities. We anticipate paying the statutory rate in 1999.

            Earnings before taxes for 1999 in the first quarter were approximately $1.8 million, which represents a 130% increase over the same period in 1998. Net income for the first quarter 1999 was $1.17 million, which represents a 74% increase over 1998.

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

            Cash used in operating activities during the three months ended March 31 was about $1.6 million in 1999, compared to $2.7 million in cash used in operating activities in 1998. The change included an increase in accounts receivable attributable primarily to property management fees which are received one month in arrears, as well as leasing commissions earned but not received until the related tenant moves in, offset by the decrease in accrued expenses as payments were made for 1998 bonuses and deferred compensation.

            Cash used in investing activities during the three months ended March 31 was about $9.2 million in 1999, compared to $56.4 million in cash used by investing activities during the same period in 1998. The change resulted primarily from no acquisition of commercial properties in 1999 compared with three in the first quarter of 1998.

            Cash provided by financing activities was about $8.6 million in 1999, compared to cash used in financing activities in 1998 of about $51.8 million. The change resulted from issuance of about $46 million of mortgage loans payable in 1998 and none in 1999.

            To the extent that we engage in additional strategic investments, including real estate, note portfolio, or acquisitions of other property management companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our total current unsecured $22.5 million lines of credit with East-West Bank maturing June 6, 2000, which had an outstanding balance as of May 11, 1999 of $12.7 million and an interest rate due monthly equal to three month LIBOR plus 2%, will provide us with sufficient capital requirements for the foreseeable future.

            We intend to retain earnings to finance our growth and, therefore, do not anticipate paying any dividends. We believe that funds generated from operations together with existing cash and available credit under our credit facilities will be sufficient to finance our current operations, planned investments, acquisitions of the property management companies, and internal growth. Our need, if any, to raise additional funds to meet our working capital and capital requirements will depend on numerous factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities.

FORWARD LOOKING STATEMENTS

            Management's Discussion and Analysis of Financial Conditions and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results. Such factors are discussed in our Registration Statement (Registration No. 333-74391) under "Risk Factors" and elsewhere, and in other reports filed with the Securities and Exchange Commission. These factors include, but are not limited to (a) the inability to lease currently vacant space in properties; (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) increases in certain operating costs at properties; (e) decreases in rental rate available from tenants leasing space in properties; (f) unavailability of financing for acquisitions, development and redevelopment of properties; (g) increases in interest rates; and (h) a general economic downturn resulting in lower rents, rent delinquencies, and other downward pressure on commissions, occupancies and rents at properties.

YEAR 2000 ISSUE

HOW DOES THE YEAR 2000 ISSUE IMPACT US?

            We are not currently aware of any internal Year 2000 problems that could be reasonably expected to have a material adverse impact on our business, results of operations and financial condition. The vendors from which we will acquire hardware and software for our new information technology system have indicated the products we plan to use are currently Year 2000 compliant. The majority of the mechanical systems at the properties we own and manage have manual overrides. We plan to have a management team at each building immediately prior to January 1, 2000 who will be able to respond to any contingencies. In addition, our team at Kennedy-Wilson, Tech., who is supervising Year 2000 compliance efforts at buildings we manage whose owners have chosen to participate in our program and at buildings we own, will be assembled in their office ready to respond to any inquiries from the management teams.

            However, there can be no assurance that we will not discover Year 2000 problems in information technology systems or mechanical systems that will require substantial revisions or replacement. We cannot give assurances that third-party software, hardware or services incorporated into our material systems or systems upon which we are reliant will not need to be revised or replaced, which could be time consuming and expensive.

            In addition, we cannot give assurances that governmental agencies, utilities third-party service providers and others outside of our control will be Year 2000 compliant. The failure of such entities to become compliant could result in a systemic failure beyond our control, such as loss of telecommunications or electrical failure, which could adversely impact our information technology systems or would allow tenants at the buildings we own or manage to terminate leases if such failures persist.


SUBSEQUENT EVENTS

         In April 1999, the Company acquired all of the assets of Coastal Commercial Real Estate Services, Inc., which does business as R&B Commercial Real Estate Services, a Los Angeles based company that manages and leases a portfolio of approximately 5 million gross square feet of real estate primarily located in Arizona, Texas and throughout California for approximately $1 million plus up to an additional $1.2 million to be paid in three annual installments provided that a specified pretax net operating income is achieved in each of the three years.

         In April 1999, the Company's line of credit with East West Bank was increased from $21 million to approximately $22.5 million with a maturity date of June 6, 2000, and interest due monthly at a rate equal to three month LIBOR plus 2%.

         In April 1999, the Company issued and sold convertible subordinated debentures in the aggregate principal amount of $7.5 million. The debentures have a term of seven years and an interest rate of 6%, payable monthly. The debentures are convertible into the Company's Common Stock at any time by the holders thereof at a conversion price of $10 per share (subject to adjustment). At the current conversion price, the debentures are convertible into 750,000 shares of the Company's Common Stock. The Company is obligated to register the shares of the Company's Common Stock which may be purchased upon conversion with the Securities and Exchange Commission under the Securities Act of 1933 by August 13, 1999. Also in April 1999, the Company purchased 21,000 shares of the Company's Common Stock from one of the holders of the debentures.

         In May 1999, the Company registered, issued and sold 2,300,000 shares of its Common Stock in an underwritten public offering.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On March 25, 1999, a special meeting of our stockholders was held to consider and act upon proposed amendments to: (i) our 1992 Incentive and Nonstatutory Stock Option Plan to increase the number of shares available for issuance under the plan from 1,080,000 to 1,700,000 and (ii) our Certificate of Incorporation to effect an increase in the number of authorized shares of common stock and preferred stock from 10,000,000 and 2,000,000 to 50,000,000 and 5,000,000, respectively. Both amendments were approved by our stockholders. In voting for the amendment to our stock option option plan, stockholders of 4,975,383 shares voted for, stockholders of 403,657 shares voted against, and stockholders of 2,061 shares abstained. The amendment to our Certificate of Incorporation was approved with stockholders of 4,993,631 shares voting for, stockholders of 385,293 shares voting against and stockholders of 2,177 shares abstaining. No broker non-votes were recorded for either proposal.

ITEM 5. OTHER INFORMATION

            The Annual Meeting of Stockholders is scheduled for June 23, 1999. Shareholder proposals for inclusion in this year's Annual Meeting of Stockholders are being accepted until May 28, 1999, four days before we expect to mail proxy statements to our stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                The following Exhibits are included herein:

                                 EXHIBIT INDEX

ITEM                                      DESCRIPTION
----                                      -----------
 3.0       1999 Amendment to Certificate of Incorporation (Filed as Exhibit
             3.1.2 to the Registrant's Registration Statement on Form S-1
             (Registration No. 333-74391) and incorporated herein by this reference).

10.1       1999 Amendment to 1992 Incentive and Nonstatutory Stock Option Plan
             (Filed as Exhibit 10.4.4 to the Registrant's Registration
             Statement on Form S-1 (Registration No. 333-74391) and incorporated herein by this reference).

10.2       Convertible Debenture Purchase Agreement dated as of April 15,
             1999 among the Registrant, William McMorrow, Lewis Halpert,
             Cahill, Warnock Strategic Partners Fund, L.P. and Strategic
             Associates, L.P. (Filed as Exhibit 10.31.1 to the Registrant's
             Registration Statement on Form S-1 (Registration No. 333-74391) and incorporated herein by this reference).

10.3       Registration Rights Agreement dated as of April 15, 1999 among the
             Registrant, Cahill, Warnock Strategic Partners Fund, L.P. and
             Strategic Associates, L.P. (Filed as Exhibit 10.31.2 to the
             Registrant's Registration Statement on Form S-1 (Registration No.
             333-74391) and incorporated herein by this reference).

10.4       Form of Convertible Subordinated Note issued by the Registrant on
             April 26, 1999 to Cahill, Warnock Strategic Partners Fund, L.P.
             and Strategic Associates, L.P. (Filed as Exhibit 10.31.3 to the
             Registrant's Registration Statement on Form S-1 (Registration No.
             333-74391) and incorporated herein by this reference).

10.5       First Amendment to Credit Agreement and Note dated as of April 1,
             1999 between the Registrant and East-West Bank.

27.0       Financial Data Schedule.

            (b) Reports on Form 8-K

                On March 11, 1999, we filed a report on Form 8-K disclosing the contents of a press release announcing our proposed secondary offering of our Common Stock, which was subsequently consummated on May 17, 1999.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 1999              KENNEDY-WILSON, INC.
                             ------------------------------
                                     Registrant

                                 /s/ Freeman A. Lyle
                             ------------------------------
                                     Freeman A. Lyle
                             Executive Vice President
                             Chief Financial Officer & Secretary
                             (Principal Financial and Accounting Officer)