Form 10-Q/A
period 1999-03-31
KENNEDY WILSON INC
filed 1999-05-18
CIK 885720

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

NOTE 3 - INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

            In January 1999, the Company acquired a 2.5% interest in a joint venture ("First Colony KW") with Colony Capital Inc., an affiliate of Thomas Barrack, Jr., a current director. First Colony KW purchased a commercial property with approximately 244,000 square feet of net rental space, located in Kawasaki, Japan. The Company's investment at March 31, 1999 was approximately $756,000.

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

              1999 Reconciliation of Reportable Segment Information

                              Property
                             Management   Brokerage    Investments   Corporate    Consolidated
Revenues:                    $6,528,000   $1,841,000   $8,389,000   $    99,000   $16,857,000

Operating expenses:           3,892,000    1,230,000    8,190,000     1,772,000    15,084,000
                             ----------   ----------   ----------   -----------   -----------

Income before provision
    for income taxes          2,636,000      611,000      199,000    (1,673,000)    1,773,000

Provision for income taxes           --           --           --       603,000       603,000
                             ----------   ----------   ----------   -----------   -----------

Net Income                   $2,636,000   $  611,000   $  199,000   $(2,276,000)  $ 1,170,000
                             ----------   ----------   ----------   -----------   -----------
                             ----------   ----------   ----------   -----------   -----------


   The following tables reconcile the Company's income and expense activity for the months ended March 31, 1998.

              1998 Reconciliation of Reportable Segment Information


                              Brokerage    Investments   Corporate   Consolidated
Revenues:                     $2,142,000   $1,785,000   $  470,000   $4,397,000

Operating expenses:            1,166,000    1,847,000      612,000    3,625,000
                              ----------   ----------   ----------   ----------

Income before provision
    for income taxes             976,000      (62,000)    (142,000)     772,000

Provision for income taxes            --           --       98,000       98,000
                              ----------   ----------   ----------   ----------

Net Income                    $  976,000   $  (62,000)  $ (240,000)  $  674,000
                              ----------   ----------   ----------   ----------
                              ----------   ----------   ----------   ----------



NOTE 6 - SUBSEQUENT EVENTS

            In April 1999, the Company acquired all of the assets of Coastal Commercial Real Estate Services, Inc., which does business as R&B Commercial Real Estate Services for approximately $1 million plus up to an additional $1.2 million to be paid in three annual installments provided that a specified pretax net operating income is achieved in each of the three years. R&B Commercial is a Los Angeles based company that manages and leases a portfolio of approximately 5 million gross square feet of real estate primarily located in Arizona, Texas and California.

            In April 1999, the Company's line of credit with East West Bank was increased from $21 million to approximately $22.5 million. All advances under the line of credit must be repaid by June 6, 2000. Interest on advances under the line of credit is payable monthly at a rate equal to three month LIBOR plus 2%.

            In April 1999, the Company issued and sold convertible subordinated debentures in the aggregate principal amount of $7.5 million. The debentures have a term of seven years and an interest rate of 6%, payable monthly. The debentures are convertible into the Company's Common Stock at any time by the holders thereof at a conversion price of $10 per share (subject to adjustment). At the current conversion price, the debentures are convertible into 750,000 shares of the Company's Common
   Stock. The Company is obligated to register the shares of the Company's Common Stock which may be issued upon conversion with the Securities and Exchange Commission under the Securities Act of 1933 by August 13, 1999. Also in April 1999, the Company purchased 21,000 shares of the Company's Common Stock from one of the holders of the debentures.

            In May 1999, the Company registered, issued and sold 2,300,000 shares of its Common Stock in an underwritten public offering resulting in gross proceeds to the Company of $20.7 million. The shares were registered with the SEC on a registration statement on Form S-1 (Registration No. 333-74391).

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

TOTAL REVENUES.

            Total revenue for the three months ended March 31, 1999 was approximately $16.9 million representing a 283% increase over total revenue for the same period in 1998 of approximately $4.4 million. Revenues increased in every category with the largest increase occurring in property management and leasing fees. As a result of our July 1998 acquisition of Heitman Properties, Ltd. we renamed this company Kennedy-Wilson Properties Ltd. in July 1998.

            Property management and leasing fees. The acquisition of
            ------------------------------------
Kennedy-Wilson Properties Ltd. in July 1998 increased property related fees by approximately $5.8 million and additional fees of $709,000 were earned by our commercial brokerage group relating to the leasing and asset management of commercial buildings in Japan and New York in which we hold equity interests of 2% and 15%, respectively.

            Brokerage. Commission income during the first quarter of 1999
            ---------
decreased 14% from the first quarter of 1998 due to an additional $592,000 of leasing fees earned in the first quarter of 1998 which is offset by an increase of brokerage closings in 1999 including two hotels located in Washington, D.C. and San Francisco, California and a commercial office building in Santa Monica, California.

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

             Equity in income of investments with related parties and non-affiliates increased 70% in the first quarter of 1999 over the same period in 1998 primarily due to investment in a ski resort.

             Rental income, net for the three months ended March 31, 1999 was $1.69 million equating to a 149% increase compared to $679,000 during the first quarter in 1998. This was due to the addition of two large commercial office buildings purchased in the second half of 1998, as well as, the effects of an intensified leasing program.

             Gain on restructured notes receivable for the first quarter of 1999 was $844,000 compared to $655,000 during the same period in 1998 resulting in a 29% increase. This was due to the settlement of several large non-performing notes.

             Other income increased 14.7% due to increased asset management and consulting fees earned in Japan.

TOTAL OPERATING EXPENSES.

            Operating expenses increased to approximately $15 million for the quarter ending March 31, 1999 from approximately $3.6 million for the three months ended March 31, 1998 due primarily to the acquisition of Kennedy-Wilson Properties Ltd. and a larger commercial properies portfolio.

            Brokerage commissions and marketing expenses during the period decreased 50.4% from the same period in 1998 due to a decrease in residential auctions which typically result in higher brokerage commissions and marketing expenses.

            Cost of residential real estate sold increased to approximately $4.8 million from $131,000 for the same period in 1998 resulting from the sales of the 15 homes discussed above.

            Compensation and general and administrative expense increased 174.8% due primarily to the acquisition of Kennedy-Wilson Properties Ltd.

            Depreciation and amortization expense increased 273% due to the amortization of goodwill and other assets relating to the purchase of Kennedy-Wilson Properties Ltd.

            Interest expense on the debt we incurred to finance the acquisition of Kennedy-Wilson Properties Ltd. and our commercial property portfolio resulted in a 219% increase in interest expense over the same period in 1998.

            Provision for taxes for the three months ending March 31 increased to $603,000 in 1999 from $98,000 in 1998. The tax expense during past years has been significantly less than the statutory rate due to substantial net operating losses carried forward which have been utilized in reducing our federal tax liabilities.

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

            Cash used in investing activities during the three months ended March 31 was about $8.6 million in 1999, compared to $56.4 million in cash used by investing activities during the same period in 1998. The change resulted primarily from no acquisition of commercial properties in 1999 compared with three in the first quarter of 1998.

            Cash provided by financing activities was about $8.1 million in 1999, compared to cash used in financing activities in 1998 of about $51.8 million. The change resulted from issuance of about $46 million of mortgage loans payable in 1998 and $1.8 million in 1999.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On March 25, 1999, a special meeting of our stockholders was held to consider and act upon proposed amendments to: (i) our 1992 Incentive and Nonstatutory Stock Option Plan to increase the number of shares available for issuance under the plan from 1,080,000 to 1,700,000 and (ii) our Certificate of Incorporation to effect an increase in the number of authorized shares of common stock and preferred stock from 10,000,000 and 2,000,000 to 50,000,000 and 5,000,000, respectively. The amendment to our stock option option plan was approved, with stockholders of 4,975,383 shares voted for, stockholders of 403,657 shares voted against, and stockholders of 2,061 shares abstained. The amendment to our Certificate of Incorporation was approved, with stockholders of 4,993,631 shares voting for, stockholders of 385,293 shares voting against and stockholders of 2,177 shares abstaining. No broker non-votes were recorded for either proposal.

ITEM 5. OTHER INFORMATION

            The Annual Meeting of Stockholders is scheduled for June 23, 1999. We expect to mail our proxy statement to stockholders on or about June 2, 1999. Shareholder proposals for inclusion in this year's Annual Meeting of Stockholders will be accepted until May 28, 1999.

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

10.5       Form of First Amendment to Credit Agreement and Note dated as of
             April 1, 1999 between the Registrant and East-West Bank.

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

Date:  May 18, 1999              KENNEDY-WILSON, INC.
                             ------------------------------
                                     Registrant

                                 /s/ Freeman A. Lyle
                             ------------------------------
                                     Freeman A. Lyle
                             Executive Vice President
                             Chief Financial Officer & Secretary
                             (Principal Financial and Accounting Officer)