Form 10-Q
period 1999-06-30
KENNEDY WILSON INC
filed 1999-08-16
CIK 885720

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                                   -----------


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 9,066,662 SHARES OUTSTANDING AT AUGUST 16, 1999.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            KENNEDY-WILSON, INC.
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              JUNE 30, 1999

                                                                                                                      Page
Part I. Financial Information......................................................................................... 3

      Item 1. Financial Statements:

                Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998..................... 3

                Consolidated Statements of Income for the Three Month and Six Month Periods Ended
                June 30, 1999 and 1998 (Unaudited).................................................................... 4

                Consolidated Statements of Cash Flows for the Six Month Periods Ended
                June 30, 1999 and 1998 (Unaudited).................................................................... 5

                Notes to Consolidated Financial Statements (Unaudited).............................................. 6-9

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 10

Part II. Other Information............................................................................................17

      Item 2.  Changes in Securities................................................................................. 17

      Item 4.  Submission of Matters to a Vote of Security Holders................................................... 17

      Item 6.  Exhibits and Reports on Form 8-K...................................................................... 18


                                                          PART 1
                                                   FINANCIAL INFORMATION
                                           KENNEDY-WILSON, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS


                                                                             -------------------------------------------
                                                                                 JUNE 30,              DECEMBER 31,
 ASSETS                                                                            1999                    1998
                                                                                (UNAUDITED)
                                                                             ------------------     --------------------
       Cash and cash equivalents                                                   $ 5,101,000             $  9,838,000
       Cash - restricted                                                             5,476,000                8,168,000
       Accounts receivable                                                           5,742,000                6,674,000
       Notes receivable                                                             31,946,000               23,115,000
       Real estate held for sale                                                   120,465,000              122,407,000
       Investments with related parties and non-affiliates                          12,045,000                9,209,000
       Contracts, furniture, fixtures and equipment and other assets                12,468,000                9,238,000
       Goodwill, net                                                                16,902,000               16,167,000
                                                                             ------------------     --------------------
 TOTAL ASSETS                                                                     $210,145,000            $ 204,816,000
                                                                             ------------------     --------------------
                                                                             ------------------     --------------------


 LIABILITIES
       Accounts payable                                                            $ 2,351,000              $ 1,752,000
       Accrued expenses and other liabilities                                       11,701,000               16,349,000
       Notes payable                                                                 2,237,000               14,291,000
       Borrowing under lines of credit                                              13,638,000               13,514,000
       Mortgage loans payable                                                      115,542,000              115,130,000
       Subordinated debt                                                            21,500,000               21,000,000
                                                                             ------------------     --------------------
          Total liabilities                                                        166,969,000              182,036,000
                                                                             ------------------     --------------------


 STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value; shares authorized 2,000,000 as of
              December 31, 1998, 5,000,000 as of June 30, 1999; none issued                  -                        -
       Common stock $.01 par value; shares authorized: 10,000,000 as of December 31, 1998, 50,000,000 as of June 30, 1999
             shares issued: 9,066,662 in 1999 and 6,597,075 in 1998                     91,000                   66,000
       Additional paid-in capital                                                   47,155,000               28,888,000
       Accumulated deficit                                                          (3,870,000)              (5,970,000)
       Notes receivable from stockholders                                             (200,000)                (204,000)
                                                                             ------------------     --------------------
                                                                             ------------------     --------------------
         Total stockholders' equity                                                 43,176,000               22,780,000
                                                                             ------------------     --------------------
                                                                             ------------------     --------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $210,145,000             $204,816,000
                                                                             ------------------     --------------------
                                                                             ------------------     --------------------

              See notes to consolidated financial statements.

                  KENNEDY-WILSON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED


                                                  ------------------------------------   ---------------------------------
                                                        SIX MONTH PERIODS ENDED             THREE MONTH PERIODS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                        1999               1998                1999             1998
                                                  -----------------   ----------------   -----------------  --------------
 REVENUES:
      Property management  and leasing fees           $ 12,718,000          $ 650,000         $ 6,190,000       $  58,000
      Commission income                                  2,768,000          2,766,000             927,000       1,626,000
      Sales of residential real estate                   6,878,000          2,277,000           1,914,000       2,094,000
      Equity in income of investments with
             related parties and non-affiliates            842,000            473,000             387,000         205,000
      Gain on sale of commercial real estate             1,106,000                 --           1,106,000              --
      Income on restructured notes receivable            1,491,000          1,812,000             489,000       1,014,000
      Rental income, net                                 3,116,000          1,864,000           1,430,000       1,185,000
      Interest income and other                          1,055,000            607,000             674,000         311,000
                                                  -----------------   ----------------   -----------------  --------------
      TOTAL REVENUE                                     29,974,000         10,449,000          13,117,000       6,493,000
                                                  -----------------   ----------------   -----------------  --------------
 OPERATING EXPENSES:
      Commissions and marketing expenses                    86,000            257,000              34,000         152,000
      Cost of residential real estate sold               6,527,000          1,778,000           1,726,000       1,647,000
      Compensation and related expenses                  7,781,000          1,919,000           4,429,000       1,140,000
      General and administrative                         5,148,000          1,997,000           2,112,000       1,005,000
      Depreciation and amortization                      1,406,000            611,000             795,000         447,000
      Interest expense                                   5,823,000          2,877,000           2,591,000       1,864,000
                                                  -----------------   ----------------   -----------------  --------------
      TOTAL OPERATING EXPENSES                          26,771,000          9,439,000          11,687,000       6,255,000
                                                  -----------------   ----------------   -----------------  --------------
 INCOME BEFORE PROVISION FOR INCOME TAXES                3,203,000          1,010,000           1,430,000         238,000
 PROVISION FOR INCOME TAXES                              1,103,000            134,000             500,000          36,000
                                                  -----------------   ----------------   -----------------  --------------
 NET INCOME                                           $  2,100,000          $ 876,000          $  930,000       $ 202,000
                                                  -----------------   ----------------   -----------------  --------------
                                                  -----------------   ----------------   -----------------  --------------
      Basic net income per share                             $0.29              $0.15               $0.12           $0.03
      Basic weighted average shares                      7,357,253          5,939,955           8,000,080       5,954,943
      Diluted net income per share                           $0.24              $0.13               $0.11           $0.03
      Diluted weighted average shares                    8,900,893          6,996,786           9,247,329       6,551,949


             See notes to consolidated financial statements.

                   KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED


                                                                            ----------------------------------------
                                                                               SIX MONTH PERIODS ENDED JUNE 30,
                                                                                   1999                 1998
                                                                            -------------------  -------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $ 2,100,000           $  876,000

    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                  1,406,000              611,000
      Equity in income of investments with related parties
           and non-affiliates                                                         (842,000)            (473,000)
      Gains on sales of real estate                                                 (1,106,000)            (499,000)
      Gains on restructured notes receivable - non cash                               (725,000)            (644,000)
    Change in assets and liabilities:
      Accounts receivable                                                              932,000           (2,039,000)
      Other assets                                                                  (3,729,000)            (702,000)
      Accounts payable                                                                 599,000             (136,000)
      Accrued expenses and other liabilities                                        (4,648,000)          (1,788,000)
                                                                            -------------------  -------------------
          Net cash used in operating activities                                     (6,013,000)          (4,794,000)
                                                                            -------------------  -------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of contract, furniture, fixtures and equipment                           (685,000)                   -
    Dispositions of contracts, furniture, fixtures and equipment                         2,000                    -
    Purchase and additions to real estate held for sale                            (14,065,000)         (58,240,000)
    Proceeds from sales of real estate held for sale                                17,171,000            2,277,000
    Additions to notes receivable                                                  (13,506,000)         (14,845,000)
    Principal repayment on notes receivable                                          5,400,000            4,053,000
    Additions to goodwill                                                           (1,009,000)                   -
    Notes receivable repayments from stockholders                                      (4,000)                    -
    Distributions from joint ventures                                                  584,000            1,993,000
    Contributions to joint ventures                                                 (2,578,000)          (4,279,000)
                                                                            -------------------  -------------------
        Net cash used in investing activities                                       (8,690,000)         (69,041,000)
                                                                            -------------------  -------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of mortgage loans payable                                               3,693,000           55,462,000
    Repayment of mortgage loans payable                                             (3,281,000)          (1,052,000)
    Borrowings under lines of credit                                                 7,475,000           10,574,000
    Repayment of lines of credit                                                    (7,351,000)         (10,124,000)
    Borrowings under notes payable                                                   1,750,000           16,640,000
    Repayment of notes payable                                                     (13,804,000)          (3,337,000)
    Issuance of subordinated debt                                                    7,500,000                    -
    Repayment of subordinated debt                                                  (7,000,000)                   -
    Cash - restricted decrease (increase)                                            2,692,000             (468,000)
    Issuance of common stock                                                        18,292,000               66,000
                                                                            -------------------  -------------------
        Net cash provided by financing activities                                    9,966,000           67,761,000
                                                                            -------------------  -------------------

    Net decrease in cash                                                            (4,737,000)          (6,074,000)
    CASH, BEGINNING OF PERIOD                                                        9,838,000           10,448,000
                                                                            -------------------  -------------------

    CASH, END OF PERIOD                                                            $ 5,101,000          $ 4,374,000
                                                                            -------------------  -------------------
                                                                            -------------------  -------------------

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    UNAUDITED

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

         The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the "Company") without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior period balances to conform to the current period presentation. In accordance with SFAS No. 130, the Company does not have any material comprehensive income.

NOTE 2 - NOTES RECEIVABLE

         Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees. Notes receivable also includes mezzanine loans to real estate developers for new single-family residential developments.

         In January 1999, the Company executed a mezzanine loan agreement for a maximum sum of $1,500,000 bearing an interest rate of 10% per annum secured by two third trust deeds on the project, a pledge of the borrower's cash distribution in a non related project and a personal guarantee by the borrower. The Company is entitled to a participation in any profits from the development. As of June 30 1999, the amount outstanding was $1,250,065.

         In February 1999 the Company executed a mezzanine loan agreement for $342,122 bearing an interest rate of 10% per annum with a maturity date no later than July 31, 2000. The Loan is secured by a deed of trust on the project, security agreement and fixture filing encumbering the project and a repayment guarantee by members of the borrower. Also in February 1999, the Company executed a mezzanine loan agreement for $300,753 bearing an interest rate of 10% per annum with a maturity date no later than July 31, 2000. The loan is secured by a deed of trust on the project, security agreement and fixture filing encumbering the project and a repayment guarantee by members of the borrower. The Company is entitled to a participation in any profits from both projects.

         In March 1999 the Company executed a mezzanine loan agreement for a maximum sum of $5,760,000, bearing an interest rate of 12% per annum. The amount outstanding as of June 30, 1999 was $3,835,239. The Note is secured by a construction deed of trust on the project, assignment of leases, security agreement and fixture filing encumbering the property. The Company is entitled to a participation in any profits from the project.

         In June 1999, the Company purchased a portfolio of non-performing loans for approximately $2.4 million.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    UNAUDITED


NOTE 3 - INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

         In January 1999, the Company acquired a 2.5% interest in a joint venture ("First Colony KW") with Colony Capital Inc., an affiliate of Thomas Barrack, Jr., a current director, which purchased a commercial property with approximately 244,000 square feet of net rental space, located in Kawasaki, Japan. The Company's investment at June 30, 1999 was approximately $726,000.

         In March 1999, the Company acquired a 5% interest in a joint venture ("KA Capital") with Cargill Japan, to purchase distressed loans and properties from Japanese financial institutions. The Company's investment at June 30, 1999 was approximately $780,000.

NOTE 4 - REAL ESTATE HELD FOR SALE

         In May and June 1999, the Company sold a total of 4,000 acres of land located in Hawaii in two transactions for $9.8 million. The Company recognized a profit of approximately $1.1 million.

NOTE 5 - GOODWILL

         In April 1999, the Company acquired Coastal Commercial Real Estate Services Inc., which does business as R&B Commercial Real Estate Services, a Los Angeles based company that manages and leases a portfolio of approximately 6 million square feet of real estate primarily located in Arizona, Texas and throughout California for approximately $1 million, plus up to an additional $1.2 million to be paid in three yearly installments provided that a specified pretax net operating income is achieved in each of the three years.

         In June 1999, the Company acquired Jones Lang Wooton California, Inc., a regional property management firm that manages and leases a portfolio of approximately 7 million square feet of office and industrial real estate located in northern and southern California, for approximately $1.1 million.

         These transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the fair values of contracts and furniture and fixtures, any residual amounts were allocated to goodwill.


NOTE 6 - BORROWINGS UNDER LINES OF CREDIT

         In April 1999, the Company's line of credit with East West Bank was increased from $21 million to approximately $22.5 million with a maturity date of June 6, 2000, and interest due monthly at a rate of three month LIBOR plus 2%.

NOTE 7 - SUBORDINATED DEBT

         In April 1999, the Company issued and sold convertible subordinated debentures in the aggregate principal amount of $7.5 million. The debentures have a term of seven years and an interest rate of 6%, payable monthly. The debentures are presently convertible into 750,000 shares of the Company's common stock at any time by the holders at a conversion price of $10 per share (subject to adjustment). The proceeds were used to pay down a portion of the Company's subordinated debt with Colony K-W, LLC, an affiliate of Colony Capital, Inc.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    UNAUDITED


NOTE 8 - STOCKHOLDERS' EQUITY

         In April 1999, the Company purchased at fair value, 21,000 shares of the Company's common stock from one of the holders of the debentures.

         In May 1999, the Company completed a public offering of 2,300,000 shares of its common stock. The new shares were priced at $9.00 per share, resulting in aggregate proceeds of approximately $18 million. The proceeds of the offering were used to pay down existing debt.

NOTE 9 - SEGMENT INFORMATION

         The Company's business activities currently consist of property management, commercial and residential brokerage, and various types of real estate investments.

   Property Management - As a result of recent acquisitions, the Company has become a nationwide commercial and residential property management and leasing company, providing a full range of services relating to property management. The Company also provides asset management services for some of its joint ventures.

   Brokerage - Through its various offices, the Company provides specialized brokerage services in both commercial and residential real estate by providing services including property valuations, development and implementation of marketing plans, arranging the financing, sealed bids auctions and open bid auctions.

   Investments - The Company invests in commercial and residential real estate with joint ventures partners and on its own account. The Company's current portfolio focus on commercial buildings and multiple and single family residences. The Company also pursues joint ventures with large international investors, particularly in Japan, to invest in Japanese real estate and note pools. The Company also purchases and manages pools of distress notes in the United States for its own account. The Company also makes mezzanine loans to real estate developers for new single-family, residential developments.

   The following tables reconcile the Company's income and expense activity for the six month period ended June 30, 1999 and balance sheet data as of June 30, 1999. The Company did not generate material intersegment revenue for the six month period ended June 30, 1999.

            1999 Reconciliation of Reportable Segment Information


                                    Property
                                   Management          Brokerage        Investments         Corporate       Consolidated
Revenues                            $  12,718,000       $ 2,768,000       $ 14,282,000        $  206,000      $ 29,974,000
Operating expenses:                     7,930,000         1,287,000         13,857,000         3,697,000        26,771,000
                               -------------------  ----------------  -----------------  ---------------- -----------------

Income before provision
    for income taxes
                                        4,788,000         1,481,000            425,000       (3,491,000)         3,203,000

Provision for income taxes                      -                 -                  -                 -         1,103,000
                               -------------------  ----------------  -----------------  ---------------- -----------------

Net Income                           $  4,788,000       $ 1,481,000         $  425,000      $(3,491,000)       $ 2,100,000
                               -------------------  ----------------  -----------------  ---------------- -----------------
                               -------------------  ----------------  -----------------  ---------------- -----------------


                                    Property
                                   Management          Brokerage        Investments         Corporate       Consolidated
Total assets                        $  33,774,000       $ 4,374,000      $ 155,955,000      $ 16,042,000      $210,145,000
                               -------------------  ----------------  -----------------  ---------------- -----------------
                               -------------------  ----------------  -----------------  ---------------- -----------------

Total liabilities                   $   4,400,000       $ 1,484,000      $ 123,027,000      $ 38,058,000      $166,969,000
Stockholders' equity                   29,374,000         2,890,000         32,928,000       (22,016,000)       43,176,000
                               -------------------  ----------------  -----------------  ---------------- -----------------

Total liabilities and
stockholders' equity                $  33,774,000       $ 4,374,000      $ 155,955,000      $ 16,042,000      $210,145,000
                               -------------------  ----------------  -----------------  ---------------- -----------------
                               -------------------  ----------------  -----------------  ---------------- -----------------

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    UNAUDITED


   The following tables reconcile the Company's income and expense activity for the six month period ended June 30, 1998 and the balance sheet data as of December 31, 1998.

              1998 Reconciliation of Reportable Segment Information

                                    Property
                                   Management         Brokerage        Investments         Corporate       Consolidated
Revenues:                        $       650,000       $ 2,766,000        $ 6,999,000        $   34,000       $10,449,000
Operating expenses:                      263,000         1,841,000          6,331,000         1,004,000         9,439,000
                                 ----------------  ----------------  -----------------  ----------------  ----------------

Income before provision
    for income taxes                     387,000           925,000            668,000         (970,000)         1,010,000

Provision for income taxes                     -                 -                  -                 -           134,000
                                 ----------------  ----------------  -----------------  ----------------  ----------------

Net Income                       $       387,000        $  925,000         $  668,000       $ (970,000)        $  876,000
                                 ----------------  ----------------  -----------------  ----------------  ----------------
                                 ----------------  ----------------  -----------------  ----------------  ----------------


                                    Property
                                   Management         Brokerage        Investments         Corporate       Consolidated
Total assets                         $27,697,000       $ 2,368,000      $ 160,537,000      $ 14,214,000      $204,816,000
                                 ----------------  ----------------  -----------------  ----------------  ----------------
                                 ----------------  ----------------  -----------------  ----------------  ----------------

Total liabilities                    $ 3,111,000       $   959,000      $ 128,034,000      $ 49,932,000      $182,036,000
Stockholders' equity                  24,586,000         1,409,000         32,503,000       (35,718,000)       22,780,000
                                 ----------------  ----------------  -----------------  ----------------  ----------------

Total liabilities and
stockholders' equity                 $27,697,000       $ 2,368,000      $ 160,537,000      $ 14,214,000      $204,816,000
                                 ----------------  ----------------  -----------------  ----------------  ----------------
                                 ----------------  ----------------  -----------------  ----------------  ----------------

NOTE 10 - SUBSEQUENT EVENTS

         In July 1999, the Company entered into an unsecured Revolving Loan Agreement with Tokai Bank of California for $15,000,000. The term of the agreement is for two years and the interest rate is LIBOR plus two hundred basis points, payable monthly.

         In July 1999, the Company's line of credit with East West Bank was increased from approximately $22.5 million to $24 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are an international real estate services and investment company. We provide property management and leasing services, asset management, commercial and residential brokerage and auction services to clients primarily in the U.S. and Japan. Our clients include financial institutions, major corporations, real estate developers, insurance companies and governmental agencies. We also invest in commercial and residential real estate, as well as individual and pools of distressed notes both in the U.S. and Japan.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

TOTAL REVENUES.

         Total revenue for the three months ended June 30, 1999 was approximately $13.1 million representing a 102% increase over total revenue for the same period in 1998 of approximately $6.5 million. Property management and leasing fees of $6.2 million account for most of the increase due to the acquisition of our property management and leasing subsidiary, Kennedy-Wilson Properties Ltd., in July 1998.

         PROPERTY MANAGEMENT AND LEASING FEES. The acquisition of Kennedy-Wilson Properties Ltd. increased property management and related fees to approximately $6.0 million in property management and related fees with additional fees of $230,000 earned by our commercial brokerage group relating to the leasing and asset management of commercial buildings in Japan and New York in which we hold an equity interest of 2% and 15%, respectively.

         BROKERAGE. Commission income during the 2nd quarter of 1999 decreased 43% from the 2nd quarter of 1998. The commercial brokerage group earned revenue from the sale of a medical center located in Seattle, Washington and lots in Hawaii owned by a related party. They also earned a fee for arranging the financing for the buyer of a commercial office building located in Manhattan, New York. Commission revenue was higher in 1998, because a large commission was earned from the sale of a commercial building in Japan. In addition, commissions from residential sales were higher in 1998 due to a larger volume of residential sales as compared to 1999.

          INVESTMENTS. For the three months ended June 30, 1999, revenue from the sales of residential real estate of approximately $1.9 million reflects the sale of the last home in a project located in Palm Desert, California and the sale of seven homes in a project located in Cathedral City, California. Sales revenue of $2.1 million in the same period in 1998 represents the sales of 3 homes in a project located in Granada Hills, California.

         Gain on sale of commercial real estate of $1.1 million resulted from the sale of two land parcels in Hawaii. There were no sales of commercial real estate during the second quarter of 1998.

          Equity in income of investments with related parties and non-affiliates increased 89% to $387,000 in the second quarter of 1999 compared with $205,000 over the same period in 1998. Profits realized on assets settled from a Japanese note pool and revenue earned from the investment in a loan servicing company in Japan accounted for the increase.

         Net rental income for the three months ended June 30, 1999 was $1.4 million representing a 21% increase over the $1.2 million earned during the three months ended June 30, 1998. The increase can be attributed to an ongoing aggressive leasing program and the acquisition of two commercial buildings in September 1998.

          Revenue earned on restructured notes receivable for the second quarter of 1999 declined 52% to $489,000 as compared to $1.0 million for the second quarter of 1998. The Company earned $172,000 and $72,000 respectively in fees during the second quarters of 1999 and 1998 relating to the settlement of Japanese note pools. The gain on restructured notes receivable of $317,000 earned during the second quarter in 1999 declined 54% from $942,000 earned during the same period in 1998 due to the settlement of larger assets from the note pools purchased in 1996 and 1997. Assets acquired during 1998 and 1999 are currently in the settlement process.

          Interest income increased 117% to $674,000 during the second quarter of 1999 from $311,000 during the second quarter of 1998. This represents interest earned on notes held on commercial and residential properties, restructured notes, and mezzanine loans. Mezzanine lending has increased to $7.0 million as of June 30, 1999 from $1.6 million as of June 30, 1998.

TOTAL OPERATING EXPENSES.

          Operating expenses increased 87% to $11.7 million for the quarter ending June 30, 1999 from approximately $6.3 million for the three months ended June 30, 1998 due primarily to the acquisition of Kennedy-Wilson Properties Ltd. and a larger commercial property portfolio.

         Brokerage commissions and marketing expenses during the period decreased 78% from $152,000 in the quarter ended June 30, 1998 to $34,000 for the same period in 1999 due to a decrease in residential auctions which typically results in higher brokerage commission and marketing expense.

         Cost of residential real estate sold stayed relatively constant at $1.7 million and $1.6 million for the second quarters of 1999 and 1998, respectively. The three homes sold in 1998 were a higher-end product resulting in a higher cost of sales per home compared to the eight homes that were sold during the second quarter of 1999.

         Compensation expense increased 289% from $1.1 million in the second quarter in 1998 to $4.4 million for the same period in 1999 and general and administrative expense increased 110% from $1 million for the second quarter in 1998 to $2.1 million for the same period in 1999. The increases are primarily due to the acquisition of Kennedy-Wilson Properties Ltd.

         Depreciation and amortization expense increased 78% from $447,000 for the second quarter 1998 to $795,000 during the same period in 1999, due to the amortization of goodwill and other assets relating to the purchase of Kennedy-Wilson Properties Ltd. and the amortization of leasing commissions and tenant improvement costs associated with the increase in leasing activities on the commercial properties.

         Interest expense on the debt incurred to finance the acquisition of Kennedy-Wilson Properties Ltd. and our commercial property portfolio resulted in a 39% increase from $1.9 million in 1998 to $2.6 million over the same period in 1999.

           Provision for taxes for the three months ending June 30 increased to $500,000 in 1999 from $36,000 in 1998. During past years we were able to carry forward substantial net operating losses carried forward to reduce our federal tax liabilities.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Total revenue for the six months ended June 30, 1999 increased 187% to approximately $30.0 million from approximately $10.4 million during the same period in 1998. Fees of $12.7 million related to property management and sales of residential real estate of $6.9 million accounted for most of the increase.

         PROPERTY MANAGEMENT AND LEASING FEES. Kennedy-Wilson Properties Ltd. earned $11.3 million in property management and related fees. The commercial brokerage group earned $1.4 million including a large fee earned in Japan on the acquisition of a commercial office building with a joint venture partner. During the first six months of 1998, our commercial brokerage group earned $650,000 in leasing commissions, asset management and advisory fees.

         BROKERAGE. Commission income during the first six months of both 1999 and 1998 was $2.8 million. Commission revenue for 1999 included commissions from the sale of two hotels located in Washington, D.C. and San Francisco, California, a commercial office building in Santa Monica, California, and a medical center in Seattle, Washington. Commission revenue for 1998 included commissions from the sale of two office buildings in Oakland, California and one in Tokyo Japan.

         INVESTMENTS. For the six months ended June 30, 1999 revenue from the sales of residential real estate was $6.9 million, which represents a 202% increase over the $2.3 million earned during the same period in 1998. The 1999 revenue represents the sale of 16 homes in a project located in Palm Desert, California and seven homes in a project located in Cathedral City, California. The 1998 revenue was earned from the sale of the last unit in a condominium project in Corona Del Mar, California and three homes sold in a project located in Granada Hills, California.

         Gain on sale of commercial real estate of $1.1 million resulted from the sale of two land parcels in Hawaii. There was no commercial real estate sale during the first six months of 1998.

         Equity in income of investments with related parties and non-affiliates increased by 78% to $842,000 in 1999 from $473,000 in 1998. During the first six months of 1999, most of the income was earned from the Company's 25% investment in a ski resort in Colorado, and income related to investments in Japan on the asset settlements in a Japanese note pool. The Company's investment in a loan servicing company and a real estate brokerage company in Japan earned $193,000 and $78,000 respectively. During the first six months of 1998, profit was earned from the investment in the Colorado ski resort, the Company's 40% interest in the sale of a hotel located in Beverly Hills and from the Company's 50% partnership interest in the sale of condominium units located in Los Angeles, California.

         Net rental income for the six months ended June 30, 1999 increased 67% to $3.1 million from $1.9 million during the same period in 1998. This increase can be attributed to the purchase of two large commercial buildings located in Los Angeles, California in September of 1998, as well as the effects of an intensified leasing program initiated on all of our commercial buildings.

         Revenue earned on restructured notes receivable includes $330,000 for the first six months of 1999 and $215,000 for the first six months of 1998 earned in Japan relating to the workout of Japanese distressed notes. The gain on restructured notes related to U.S. note pools declined 27% during this period in 1999 to $1.2 million from $1.6 million in 1998. For the most part, the revenue earned during 1999 represents the settlement of the last assets in pools purchased during 1996, 1997 and the first six months of 1998. More recent note pool acquisitions are currently in the settlement process.

         Other income increased 74% to $1.1 million during the six months ended June 30, 1999 from $607,000 for the six months ended June 30, 1998. This revenue represents interest earned on notes held on commercial and residential properties, restructured notes, and mezzanine loans. Mezzanine lending has increased to $7.0 million as of June 30, 1999 from $1.6 million as of June 30, 1998.

TOTAL OPERATING EXPENSES.

         Operating expenses increased 184% for the six-month period ending June 30, 1999 to $26.8 million from $9.4 million for the six-month period ending June 30, 1998. The increase was due primarily to the acquisition of Kennedy-Wilson Properties Ltd. in July of 1998 and the acquisition of two commercial office buildings in September of 1998.

         Brokerage commissions and marketing expenses during the period decreased 199% from $257,000 to $86,000 for the same period in 1998, due to a decrease in residential sales which typically results in higher brokerage commission and marketing expense.

         Cost of residential real estate sold increased 267% from $1.8 million in 1998 to $6.5 million in 1999, due to the increase in volume of home sales. A total of 23 homes were sold during the first six months of 1999 verses four homes sold during the same period in 1998.

         Compensation expense increased by 306% from $1.9 million to $7.8 and general and administrative expense increased 158% from $2 million to $5.1 million during the six months ended June 30, 1999 compared to the same period in 1998. This increase is primarily due to the acquisition of property management companies, which added over seven hundred employees to the Company. Additional employees have also been hired in Japan to purchase and manage assets relating to the partnerships that have been formed with Colony Advisors, Inc. and Cargill Investments Japan, Ltd.

         Depreciation and amortization expense increased 130% from $611,000 to $1.4 million for the first six months of 1999 over the first six months of 1998 due to the amortization of goodwill and other assets relating to the purchase of Kennedy-Wilson Properties Ltd. The acquisition of two commercial properties and the increased amortization expense relating to tenant improvements and leasing commissions have also contributed to the increase.

         Interest expense on the debt incurred to finance the acquisition of Kennedy-Wilson Properties Ltd. and our commercial property portfolio resulted in a 102% increase in interest expense from $2.9 million for the first six months in 1998 to $5.8 million in 1999.

         Provision for taxes for the six months ending June 30, 1999 increased to $1.1 million from $134,000 for the first six months of 1998. During past years we were able to carry forward substantial net operating losses to reduce our federal tax liabilities.


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

         Cash used in operating activities during the six months ended June 30 was about $6.0 million in 1999, compared to $4.8 million in cash used in operating activities in 1998. The change included an increase in accounts receivable attributable primarily to property management fees which are received one month in arrears, as well as leasing commissions earned but not received until the related tenant moves in, offset by the decrease in accrued expenses as payments were made for 1998 bonuses and deferred compensation.

         Cash used in investing activities during the six months ended June 30 was about $8.7 million in 1999, compared to $69.0 million in cash used by investing activities during the same period in 1998. The change resulted primarily from no acquisition of commercial properties in 1999 compared with three in the first six months of 1998.

         Cash provided by financing activities was about $10.0 million in the first six months of 1999, compared to cash provided by financing activities during the same period in 1998 of about $67.8 million. The change resulted from issuance of mortgage notes of $55.5 million in 1998 related primarily to commercial property acquisitions compared to $3.7 million issued in 1999 which is offset by the proceeds from the stock offering of approximately $18.3 million.

         To the extent that we engage in additional strategic investments, including real estate, note portfolio, or acquisitions of other property management companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, the subordinated debt of $21.5 million, the proceeds from the public offering, as well as our current unsecured lines of credit in the amount of $24.0 million with East-West Bank, which had an outstanding balance as of June 30, 1999 of $13.6 million and $15.0 million with Tokai Bank of California, will provide us with sufficient capital requirements for the foreseeable future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk has not materially changed from what was reported on the Company's 1998 Form 10-K.

YEAR 2000 ISSUE
         It is difficult to estimate the impact the Year 2000 Issue may have on our business, financial condition and results of operations. Based on current testing, we have identified two primary systems affected by the Year 2000 Issue. First, we rely upon information technology systems to run software for databases, accounting, word processing, e-mail and other programs necessary to our business. Second, certain mechanical systems in the buildings we manage and own, such as fire safety system, key card access devices and air conditioning and heating units, may be reliant, to some degree, on computer systems for various functions.

WHAT IS THE STATE OF READINESS OF OUR INFORMATION TECHNOLOGY SYSTEMS?

         In January, 1999, we formed an internal information services group that developed a plan to bring our information technology systems into Year 2000 compliance by September, 1999, consisting of the following:

-Educate management of the nature and scope of the Year 2000 Issue;

-Inventory all hardware and software systems which we use;

-Scan these systems with two industry standard programs for Year 2000 compliance and repair or replace those identified as non-compliant;

-Install a new computer network and server which will allow us to back up all of our data every evening; and

-Test new systems in a "non-live environment" by turning their internal clocks forward while monitoring and recording responses and hire outside consultants to audit and validate our results.

         Our new network was up and running June 1, 1999, and we presently anticipate to be completed with all internal testing by October 1999. We plan to have outside consultants perform and complete their valuation audit of our testing by the fourth quarter of 1999. We estimate based on current testing, that we will have to replace approximately 40 computers of the 210 in use at our seven corporate offices.

         Most of the properties to which we provide property management services have computer terminals. These terminals will also be tested which we project will also be completed by October 1999. The majority of these terminals will connect to the network via the internet using a thin client interface. We do not presently believe Year 2000 compliance problems with these terminals will have a material adverse affect on our property management operations.

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

         However, there can be assurance that we will not discover Year 2000 problems with our systems that will require their repair or replacement. We cannot give assurances that third-party software, hardware or services incorporated into our material systems, or systems upon which we are reliant, will not need to be revised or replaced, which could be time consuming and expensive. In addition, we cannot give assurances that governmental agencies, utilities, third-party service providers and others outside of our control will be Year 2000 compliant. The failure of such entities to become compliant could result in a systemic failure beyond our control, such as loss of telecommunications or electricity, which could adversely impact our information technology systems or may allow tenants at the buildings we own or manage to terminate leases if such failures persist.

WHAT WILL IT COST TO IMPLEMENT THE YEAR 2000 PLANS?

         We estimate that we will incur approximately $325,000 in our Year 2000 compliance efforts, of which we have spent approximately $245,500 to date. The majority of this amount will be spent on replacing hardware and software and on testing. We have not had to defer any of our information technology plans as a result of our Year 2000 preparations. However, these estimates are based on our current assessment and are subject to change. We will continue to assess our Year 2000 Issue compliance efforts and as a result, we may need to revise our budget to implement new measures in the future.

CONTINGENCY PLAN
         All time sensitive data will be backed up to tape and stored offsite for a period of 2 years, and longer if necessary. Multiple copies of this data will also be backed up to servers or storage arrays that are on non time sensitive storage media, for rapid retrieval if necessary.

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Conditions and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results, including but not limited to, (a) the inability to lease currently vacant space in properties; (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) increases in certain operating costs at properties;
(e) decreases in rental rate available from tenants leasing space in properties;
(f) unavailability of financing for acquisitions, development and redevelopment of properties; (g) increases in interest rates; and (h) a general economic downturn resulting in lower rents, rent delinquencies, and other downward pressure on commissions, occupancies and rents at properties.

         The previous discussion should be read in conjunction with the consolidated financial statement (and notes thereto) contained in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a registration statement declared effective by the SEC on May 11, 1999 (Registration No. 333-74391) and a final prospectus dated May 12, 1999, we registered and sold 2,300,000 shares (including the exercise of an over-allotment option for 300,000 shares) of our common stock, par value $0.01 per share, at a price of $9.00 per share. The secondary offering was conducted on a firm commitment basis by managing underwriters Friedman, Billings, Ramsey & Co., Inc and Wedbush Morgan Securities, Inc. The gross aggregate offering proceeds were $20,700,000. As of June 30, 1999, underwriting discounts and commissions were $1,035,000, underwriting expenses were $439,000 and other expenses were $1,041,000, for a total of $2,515,000. The Company used some of the proceeds to pay the full commission and $290,000 of the other expenses.

         As disclosed in our prospectus, the Company used $7,682,000 to repay the total outstanding amount owed on a loan from FBR Asset Investment Corporation, an affiliate of one of the managing underwriters, $7,000,000 to repay a portion of a $21,000,000 loan from Colony K-W, LLC and a total of $4,693,000 to repay a portion of our borrowing under our line of credit with East-West Bank. Thomas Barrack, Jr., a member of our Board of Directors, holds a 60% interest in Colony GP III. Colony GP III is the sole partner of Colony Investors III, L.P. Colony Investors III, L.P. is the sole member of Colony K-W, LLC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 23, 1999, three Class I directors were elected to serve until the 2002 Annual Meeting of Stockholders, or as soon thereafter as their successors are elected and qualified. No other business was conducted at the meeting. The results of the election are as follows:


          Candidate                     Votes For               Votes Against
         Lewis Halpert              7,649,421 (84.33%)         25,572 (0.28%)

         Kent Mouton                7,649,621 (84.33%)         25,372 (0.28%)

         Thomas Barrack, Jr.        7,649,721 (84.33%)         25,272 (0.28%)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              The following Exhibits are included herein:

                                  EXHIBIT INDEX


ITEM                      DESCRIPTION
----                      -----------
10.1     Promissory Note dated as of July 9, 1999 between the Registrant and
         East West Bank.
10.2     Loan Documents dated July 2, 1999 between the Registrant and Tokai Bank of California
11       Earnings per Share Calculations
27.0     Financial Data Schedule.


(b) Reports on Form 8-K

                  None.





                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August  16, 1999      KENNEDY-WILSON, INC.
                             --------------------------
                                   Registrant


                             /s/ Freeman A. Lyle
                             --------------------------
                                   Freeman A. Lyle
                             Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)