Form 10-K/A
period 1998-12-31
KENNEDY WILSON INC
filed 1999-10-20
CIK 885720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                   FORM 10-K/A

                                 Amendment No. 2
                                    --------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended: December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to .

                         Commission file number: 0-20418
                                    ---------

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

           Securities registered pursuant to Section 12(b) of the Act:
     Title of Each class               Name of each exchange on which registered
            None                                    None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each class               Name of each exchange on which registered
 Common Stock, $.01 par value                           Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X{ No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of September 28, 1999, there were outstanding 9,079,277 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held by non-affiliates on September 28, 1999 was approximately $50,285,304 based on the closing price of $9.250 per share.

                              KENNEDY-WILSON, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K/A

                                    ---------



            Caption                                                         Page
Part I

  Item 1.   Business...................................................       3
  Item 2.   Properties.................................................      10
  Item 3.   Legal Proceedings..........................................      10
  Item 4.   Submission of Matters to a Vote of Security Holders........      10

Part II

  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters........................................      11
  Item 6.   Selected Financial Data....................................      12
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................      13
  Item 7A.  Quantitative and Qualitative Disclosure About Market
            Risk.......................................................      22
  Item 8.   Financial Statements and Supplementary Data................      23

Part III

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................      54
  Item 10.  Directors and Executive Officers of the Registrant.........      54
  Item 11.  Executive Compensation.....................................      57
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.................................................      61
  Item 13.  Certain Relationships and Related Transactions.............      63

Part IV

  Item 14.  Exhibits, Financial Statement Schedule, and Reports
            on Form 8-K................................................      66

ITEM 1. Business

Overview

     We are an integrated, international real estate services and investment company. Founded in 1977, we were later incorporated in Delaware and became a public company in 1992. Through our subsidiaries, we deliver a complementary array of real estate services. Headquartered in Beverly Hills, we have approximately 640 full and 50 part time employees in offices throughout the U.S. and in an office in Tokyo. We initially gained recognition in the U.S. real estate market through our residential real estate auction services. Over time, we diversified our business so that we now provide:

     --   Commercial and residential property management and leasing;
     --   Management of real estate and note pool investments; and
     --   Commercial and residential brokerage, including auction marketing.

     In addition to these real estate related services, we invest for our account in:

     --   Commercial and residential real estate; and
     --   Pools of secured and unsecured distressed notes

     Our clients include large U.S. and Japanese financial institutions, major corporations, pension funds, real estate developers, insurance companies and governmental entities.

     We have had a presence in Japan for ten years through which we have developed significant relationships with Japanese companies and financial institutions. In 1995, we opened our Tokyo office. It is staffed with nine Japanese employees, two of whom are Japanese licensed real estate brokers with knowledge of the local culture and real estate market. We believe that success in the Japanese real estate market is determined primarily by a company's reputation and its business relationships, not solely by its access to capital. We have entered into joint venture relationships with companies and partnerships affiliated with Colony Capital, Inc. and Cargill, Incorporated to invest in Japanese real estate and distressed notes. We believe that these joint venture parties were attracted to us, in large part, by our strong Japanese presence. See Note 18 to the Company's financial statements.

Our Business Operations

Property Management And Leasing

     On July 17, 1998, we acquired Heitman Properties, Ltd., a national property management and leasing company founded in 1969. As a result of this acquisition, we have become a nationwide commercial and residential property management and leasing company. We provide a full range of services relating to property management, including:

     --   Commercial and residential building management;
     --   Leasing;
     --   Construction management;
     --   Engineering services;
     --   Technical services; and
     --   Environmental management.

     We have managers in four regional offices -- Beverly Hills, Houston, Minneapolis and Chicago -- supervising approximately 600 full-time and 50 part-time employees who assist in managing more than 125 office and industrial buildings, commercial garages and multi-unit residential complexes in 26 different states and the District of Columbia. We have approximately 48 million gross square feet of real estate under management, including 15,334 residential units.

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

Real Estate Brokerage

     Through our offices in Beverly Hills, New York and Tokyo, and with the assistance of our affiliate in Hong Kong, Kennedy-Goldman, Ltd., we provide specialized brokerage services for both commercial and residential real estate. We market and sell on behalf of our clients and ourselves:

     --   Office and retail buildings;
     --   Multi- and single-family residences;
     --   Industrial sites;
     --   Hotels and resorts; and
     --   Undeveloped land.

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

     We strive to achieve the best results for our clients and to provide superior customer service that focuses on personalized attention, frequent updates on marketing efforts and utilization of our international relationships and our complementary array of real estate services. The following is a sample of the real estate services that we provide in connection with our brokerage activities:

     --   Property valuations;
     --   Development and implementation of marketing plans;
     --   Sealed bid auctions; and
     --   Open bid auctions.

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

     We are pursuing joint ventures with large international investors, particularly in Japan. To this end, we have entered into a limited partnership agreement with affiliates of Colony Capital to invest up to $100.0 million of which $2.0 million will be invested by us, in Japanese real estate and pools of distressed notes. The investment strategy of the Kennedy-Wilson/Colony partnership is to take advantage of depressed Japanese real estate prices and the weakened Japanese economy by purchasing Japanese real estate and distressed notes at discounted prices. Once the partnership acquires an asset, whether a pool of notes or real estate, we manage that investment on behalf of the partnership for a fee. Thus far, the partnership has purchased a 356,000 square foot office building in Kawasaki, Japan occupied by high tech tenants and a pool of notes described in the "Distressed Note Pool Investments" section that follows this section.

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

     Recently, we expanded our operations to include the acquisition of a pool of Japanese distressed note pools a joint venture. In September, 1998, the Kennedy-Wilson/Colony partnership purchased for $24.0 million a pool of distressed Japanese notes with a face value in excess of $400.0 million, some of which are secured by real estate and personal property. In addition, the pool also included 17 commercial and residential properties. The Company's investment and total exposure in this note pool is $660,000. Due to the relatively small amount of the investment and accordingly, the anticipated immaterial effects of any potential foreign currency fluctuations, the Company has not hedged this foreign currency exposure. As of December 31, 1998, this note pool had generated for the Kennedy-Wilson/Colony partnership revenues in excess of $1.6 million, of which $109,000 represents revenues for us. In addition to any amounts paid by the borrowers in this note pool, we will also earn an asset management fee for managing the notes and real estate acquired.

     In March, 1999, we entered into a joint venture agreement with an entity affiliated with Cargill, Incorporated. The present investment strategy of the Kennedy-Wilson/Cargill joint venture is to acquire on a privately negotiated basis pools of distressed Japanese real estate secured notes that cost from $3.0 million to $10.0 million. In addition to our 5.0% contribution, we will provide the Kennedy-Wilson/Cargill joint venture asset management and disposition services on a fee basis. Although, the Kennedy-Wilson/Cargill joint venture has not yet acquired any assets, we expect it to do so in the near future. In accordance with our obligations under the Kennedy-Wilson/Colony partnership, we presented this opportunity to that partnership. The Kennedy-Wilson/Colony partnership declined the opportunity because, we believe, the assets we intend to acquire through the Kennedy-Wilson/Cargill partnership do not fit the Kennedy-Wilson/Colony partnership strategic investment plan.

     We also invest in individual distressed notes secured by real property. Presently, we hold two nonperforming distressed notes secured by undeveloped land in the Kailua-Kona region of Hawaii that we acquired in 1998. In one of those notes we have an investment of $3.9 million and it is secured by 450 acres of ocean front, undeveloped land. In the second note, we have an equity investment of $540,000. This note is secured by 1,000 acres of undeveloped land.

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

Equity Investments in Other Companies

     Kennedy Goldman. In June, 1997 we acquired, a 20% equity interest in Kennedy Goldman (HK) Limited, a Hong Kong corporation, located in Hong Kong. Kennedy Goldman is a real estate services company specializing in leasing and real estate investment brokerage in Hong Kong. We acquired this interest in order to maintain a presence in the Hong Kong real estate market and business relations with Asian real estate investors. We have a director on Kennedy Goldman's Board of Directors. The book value of our investment is $32,000.

     Asset One. In April, 1998 we acquired a 40% equity interest in Asset One, a Japanese corporation with an office in Tokyo. Asset One is a loan servicing company, Part of Asset One's business includes servicing the loans in our distressed Japanese loan pools. The book value of our investment is $182,000.

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

     In various states, governmental entities license individual auctioneers and/or administers various regulations governing their activities and may require that auctioneers post bonds. We believe that we are in substantial compliance with all material licensing and bonding requirements in all states in which auctioning licenses and bonds are required and in which we are engaged in material auction activities.

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

Employees

     We have approximately 640 full-time and 50 part-time employees in the U.S. and in Japan. None of our employees are represented by a collective bargaining agreement. Our compensation policies are designed to attract, retain and motive the employees that are an integral part of our profitability. Generally, executive officers and brokers receive a base salary and a variety of performance based rewards including stock options and either profit sharing or bonuses. These employees, other than those in our property management and leasing group, receive a relatively low base salary, with the bulk of their salary being paid in the form of a performance based bonuses. The upper level employees in the property management and leasing group receive a market based salary and performance based bonuses. In either case, the bonuses are based in part upon the profitability of the group with which the employees are affiliated as well as our overall performance. As a result, employees are encouraged to meet individual goals as well as to contribute their expertise and efforts on behalf of their group. In addition to promoting the generation of revenues, our bonus structure also encourages our commercial real estate brokers to control costs because the bonuses paid are based on the profits of the commercial brokerage operations as opposed to gross brokerage revenues. In furtherance of our compensation philosophy, we have granted approximately 3% of our employees stock options to reward excellent performance and to further align their personal interests with those of our other stockholders. Finally, approximately 4% of our employees are entitled to participate in a deferred compensation plan in which we match each employee's contribution up to a specified maximum according to our overall performance.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Company's Common Stock trades on The NASDAQ National Market under the symbol: KWIC. The following table sets forth the high and low closing sale prices per share of our Common Stock as reported in the NASDAQ National Market, adjusted for a 20% stock dividend paid October 27, 1997; a 200% stock dividend paid April 10, 1998 and a 50% stock dividend paid December 15, 1998, where appropriate.

                                                                 High      Low
1997-
    First Quarter                                                $2.22    $1.77
    Second Quarter                                               $2.97    $2.13
    Third Quarter                                                $3.33    $2.73
    Fourth Quarter                                               $4.39    $3.08
1998-
    First Quarter                                                $8.78    $3.67
    Second Quarter                                              $12.67    $6.33
    Third Quarter                                                $9.00    $6.00
    Fourth Quarter                                               $8.50    $5.00

     As of March 2, 1999, there were approximately 1,250 holders of our Common Stock. Since the completion of our initial public offering in August 1992, we have not paid any cash dividends, and we have no present intention to commence the payment of cash dividends. However, our Board of Directors may determine to pay cash dividends on our Common Stock in the future depending on our results of operations, financial condition, contractual restrictions and other factors our Board may deem relevant from time to time. Presently, our loan agreement with FBR Asset Investment Corporation prohibits us from declaring or paying any dividend with respect to our Common Stock without first obtaining the consent of FBR Asset Investment Corporation.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 1998. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                         1994        1995       1996        1997       1998
                                                                         ----        ----       ----        ----       ----
                                                                               (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Total revenues.....................................................    $ 38,647    $ 20,610    $31,967     $26,999    $50,872
Total expenses.....................................................    $ 37,589    $ 33,752    $28,376     $22,768    $44,710
Income (loss) from operations......................................    $ 1,058     $(13,142)   $ 3,591     $ 4,231    $ 6,162
Net income (loss)..................................................    $ 1,010     $(13,186)   $ 3,531     $ 4,030    $ 5,325

Basic income (loss) before extraordinary items per share...........     $ 0.13     $  (1.74)   $  0.50     $  0.65    $  0.85
Basic extraordinary item per share.................................       N/A          N/A        N/A         0.01       N/A
Basic net income per share.........................................     $ 0.13     $  (1.74)   $  0.50     $  0.66    $  0.85
Basic weighted average shares .....................................      7,594        7,575      7,087       6,104      6,254

Diluted income before extraordinary items per share................     $ 0.13         N/A     $  0.50        0.64    $  0.78
Diluted extraordinary item per share...............................       N/A          N/A        N/A         0.01       N/A
Diluted net income per share  .....................................     $ 0.13         N/A     $  0.50        0.65    $  0.78
Diluted weighted average shares....................................      7,686         N/A       7,094       6,187     6,801

                                                                                         As of December 31,
                                                                                         ------------------
                                                                         1994        1995       1996        1997       1998
                                                                         ----        ----       ----        ----       ----
                                                                                            (In thousands)
BALANCE SHEET DATA:
Total assets.......................................................     $ 37,014   $ 37,651    $51,114     $45,718    $204,816
Long term debt.....................................................     $  7,610   $ 24,449    $20,516     $15,102    $136,130
Total liabilities..................................................     $ 15,995   $ 29,706    $40,732     $34,124    $182,036
Total stockholders' equity.........................................     $ 21,019   $  7,945    $10,382     $11,594    $ 22,780

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

     Our 1998 growth was due principally to our acquisition of our property management and leasing company, Heitman Properties, Ltd., in July 1998. We funded this acquisition with a $21.0 million loan from Colony-KW, LLC. We made this acquisition as part of a strategy to increase recurring fee income as a percentage of total revenues. We expect that this acquisition will be a platform for future growth of our property management business in both the U.S. and Japan. We acquired Heitman Properties for $21.0 million in cash and we accounted for this transaction under the purchase method of accounting, resulting in goodwill of $16.0 million which we are amortizing on a straight-line basis over 30 years.

     Historically, we have purchased for our own account commercial and residential real estate in the U.S. During 1996, 1997, and 1998, we acquired $13.1 million, $10.8 million, and $102.1 million , respectively, of commercial properties, and $2.2 million, $2.8 million, and $7.6 million , respectively, of residential properties. We held or hold all these properties for resale. We anticipate selling these domestic, wholly-owned properties within the next year.

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

     Property Management. In 1998 our property management and leasing operations generated $14.2 million of revenues, representing 27.9% of our total revenue. On July 17, 1998 we acquired Heitman Properties, Ltd., from Heitman Financial, Inc., and renamed it Kennedy-Wilson Properties, Ltd. Between July 17, 1998 and December 31, 1998, this subsidiary generated $12.7 million of our $14.2 million in property management fees and leasing commissions. As of December 31, 1998, it had under management a portfolio of approximately 48 million square feet of commercial, industrial and apartment properties located in 26 states and the District of Columbia.

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

     Equity in income of investments with related parties and affiliates and gain on sale of partnership increased in total to $4.7 million in 1998, or 9.2% of total revenue, a 227.7% increase from the $1.4 million realized in 1997. The gain on sale of partnership interest was $4.1 million. The increase was substantially due to the gain on sale in 1998 of our interest in a joint venture that owned two commercial office buildings in downtown Los Angeles. We sold our interest in the joint venture because we had completed the process of stabilizing the properties, which included increasing average occupancy of the properties from approximately 45% at acquisition in 1996 to approximately 80% at the time of sale. Both 1998 and 1997 included revenues from the sale of 88 condominium units from a 109 unit joint venture project located in near downtown Los Angeles. The sales of these units occurred over the two years as planned improvements to the units were completed.

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

     Investments. Residential real estate sales were $6.8 million in 1997, equal to 25% of total revenues, compared to $19.7 million in 1996 representing a 65.8% decline. Residential real estate sales in 1997 consisted of revenues from three projects, including 13 units of a 14 unit condominium property in Orange County, the remaining seven units in a condominium property in Hawaii, and land lot in Beverly Hills. This compares to residential real estate sales in 1996 which included revenues from four projects, including 33 condominium units from a property in Hawaii, 42 condominium units from a property in south San Francisco, nine units from a property in west Los Angeles, and the remaining unit from a condominium project located in San Francisco.

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

     Rental income net was $1.6 million in 1997, or 6.0% of total revenues, versus $1.5 million in 1996, resulting in a 11.0% increase. The increase resulted from an increase in the average occupancy of properties in our portfolio in 1997 due to our management and leasing programs.

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

     Depreciation and amortization increased 195% to $790,000 in 1997 from $268,000 in 1996. Although commercial properties held for sale at the end of 1997 totaled approximately $14.1 million, compared to approximately $25.1 million at the end of 1996, the average balance during 1997 was higher.

     Interest expense increased 59.8% to $3.1 million in 1997 from $2.0 million in 1996. Although our total debt decreased to $28.9 million from $37.6 million in 1996, the average balance in 1997 was higher.

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

     Cash provided by financing activities was about $131.8 million in 1998, compared to cash used in financing activities in 1997 of about $10.0 million. The change resulted from $114.7 million in mortgage loans payable related primarily to the purchase of the commercial properties referred to above as well as the increase of $7.5 million in restricted cash reserves established by the lenders for these properties. In addition we issued $21.0 million in subordinated debt related to the purchase of Heitman Properties , Ltd. and received $5.2 million in proceeds from the sale to Colony Investors III, L.P. of 660,128 shares of the Company's common stock. The $10.0 million in cash used in financing activities in 1997 compares to cash provided by financing activities of $10.8 million in 1996. The change resulted from repayments of mortgage loans payable of $19.7 million and repayment of notes payable of $7.1 million.

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

     In July 1998, we entered into a bridge loan agreement with Colony K-W, LLC that provided us with $21.0 million in subordinated debt, the proceeds from which we utilized to consummate our acquisition of Heitman Properties, Ltd. This debt bears interest at a rate of 14.0%, and the principal is payable in three installments of $7.0 million due on July 30 in each of 1999, 2000 and 2001.

     As of December 31, 1998, we had $115.1 million in mortgage notes payable. We used proceeds from these loans to finance the acquisition of several commercial and residential properties, and are secured by both first and second mortgage liens. All but $5.3 million of these loans are non recourse against the borrower or guarantor, if any, except in certain circumstances that are standard in the real estate industry. We plan to repay each note upon the sale of the corresponding secured property.

     In June 1998, we entered into a term loan agreement with FBR Asset Investment Corporation which had an original principal amount of $10.0 million bearing interest at 12.0% per annum. As of November, 1998 the loan terms were amended so that after December 3, 1998, the interest rate was 13% per annum payable monthly plus 4% per annum compounded monthly and payable at maturity and the loan was extended to June 1999; however, we plan on refinancing this debt on or prior to maturity. As of December 31, 1998, the outstanding principal balance was $7.5 million. We used the proceeds of this loan to purchase note pools.

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

Recent Developments

     On March 5, 1999, we executed a letter of intent relating to our proposed acquisition of a property management company. The acquisition price is less than $2.5 million. We intend to finance a portion of this acquisition with borrowings under our East-West line of credit.

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

What Is The Year 2000 Issue?

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

What Is The State Of Readiness Of Our Information Technology Systems?

     In January, 1999, we formed an internal information services group that developed a plan to bring our information technology systems into Year 2000 compliance by September, 1999, consisting of the following:

--   Educate management of the nature and scope of the Year 2000 Issue;
--   Inventory all hardware and software system which we use;
-- Scan these systems with two industry standard programs for Year 2000 compliance and repair or replace those identified as non-compliant;

-- Install new computer network and server which will allow us to back up all of our data every evening; and
-- Test new systems in a "non-live environment" by turning their internal clocks forward while monitoring and recording responses and hire outside consultants to audit and validate our results.

     We project our new network will be up and running no later than June 1, 1999, and we presently anticipate to be through with all internal testing by September, 1999. We plan to have outside consultants perform and complete their valuation audit of our testing by the fourth quarter of 1999. We estimate based on current testing that we will have to replace approximately 20 computers of the 120 in use at our five corporate offices.

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

     As of February 28, 1999, approximately 60% of the properties under management in 1998 are participating in the Year 2000 compliance program. For those properties, we have substantially completed reviews of the preliminary inventories and testing and have submitted proposals to those owners. We will contract owners of non-participating buildings to determine if they would now like to participate in our Year 2000 compliance program.

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

Contingency Plan

     We are currently developing a Year 2000 Contingency Plan. The results of current and future testing and response of vendors, manufactures and service providers will be taken into account in developing this plan.

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

     The Forward-looking statements in this document are based on our management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are:

-- general volatility of the capital markets and the market price of our common shares;
-- changes in the real estate market, interest rates or the general economy of the markets in which we operate;
-- our ability to identify and complete acquisitions and successfully integrate businesses we acquire; our ability to employ and retain qualified employees;
-- our ability, and the ability of our significant vendors, suppliers and customers, to achieve Year 2000 compliance;
-- changes in government regulations that are applicable to our regulated brokerage and property management businesses;
--   changes in the demand for our services; and
--   degree and nature of our competition.

     When used in our documents or oral presentations, the words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," or similar words are intended to identify forward-looking statements. We qualify any and all such forward-looking statements entirely by these cautionary factors.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 1998. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 1998 and 1997 (See Consolidated Financial Statements Note 2, Fair Value of Financial Instruments). The Company increased its borrowings with variable interest rates to $132.0 million in 1998 from $27.7 million in 1997. Substantially all of these loans are secured by commercial and residential real estate. Management does not perceive a long-term risk associated with the loans relating to its commercial and residential real estate, since typically properties are sold within a one to three year period and in most cases, the debt is non-recourse to the Company. Additionally, management closely monitors the fluctuation in interest rates, and if rates were to increase significantly, the Company believes that it would be able either to hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

                                                                      PRINCIPAL MATURING IN:
                                  ------------------------------------------------------------------------------------------------
                                         1999               2000               2001                2002               2003
                                  ------------------- ------------------ ------------------ ------------------- ------------------
Interest rate sensitive assets
  Cash and cash equivalents         $    9,838,000
    Average interest rate                     4.00%
                                  =================== ================== ================== =================== ==================
                                    $    9,838,000
                                  =================== ================== ================== =================== ==================
Interest rate sensitive
liabilities
  Variable rate borrowings          $   23,596,000       $     408,000     $  99,412,000       $   1,114,000      $  83,000
    Average interest rate                    8.91%               9.16%             9.66%              10.16%          10.66%
  Fixed rate borrowings             $   16,789,000       $  14,000,000
    Average interest rate                    14.40%              14.65%
                                  =================== ================== ================== =================== ==================
                                    $   40,385,000       $  14,408,000      $ 99,412,000       $   1,114,000      $  83,000
                                  =================== ================== ================== =================== ==================
                                             11.19%             14.49%             9.66%              10.16%             10.66%
                                  =================== ================== ================== =================== ==================
                                                                                Fair Value
                                      Thereafter            Total           December 31, 1998
                                  ------------------- ------------------ -------------------------
Interest rate sensitive assets
  Cash and cash equivalents                              $  9,838,000        $      9,838,000
    Average interest rate
                                  =================== ================== =========================
                                                         $  9,838,000        $      9,838,000
                                  =================== ================== =========================
Interest rate sensitive
liabilities
  Variable rate borrowings          $    7,283,000       $131,896,000        $    131,896,000
    Average interest rate                    10.66%              9.58%
  Fixed rate borrowings             $    1,250,000       $ 32,039,000        $     32,039,000
    Average interest rate                    16.15%             14.58%
                                  =================== ================== =========================
                                    $    8,533,000       $163,935,000        $    163,935,000
                                  =================== ================== =========================
                                             11.46%            10.56%
                                  =================== ==================

                                                                      PRINCIPAL MATURING IN:
                                  ------------------------------------------------------------------------------------------------

                                         1998               1999               2000                2001               2002
                                  ------------------- ------------------ ------------------ ------------------- ------------------
Interest rate sensitive assets
  Cash and cash equivalents         $   10,448,000
    Average interest rate                     4.00%
                                  =================== ================== ================== =================== ==================
                                    $   10,448,000
                                  =================== ================== ================== =================== ==================
Interest rate sensitive
liabilities
  Variable, rate borrowings         $   16,648,000       $     131,000     $     214,000       $     214,000      $     214,000
    Average interest rate                     9.04%               9.29%             9.79%              10.29%             10.79%
  Fixed rate borrowings                         --                  --
    Average interest rate
                                  =================== ================== ================== =================== ==================
                                    $   16,648,000       $     131,000     $     214,000       $     214,000      $     214,000
                                  =================== ================== ================== =================== ==================
                                              9.04%               9.29%             9.79%              10.29%             10.79%
                                  =================== ================== ================== =================== ==================
                                                                                Fair Value
                                      Thereafter            Total           December 31, 1997
                                  ------------------- ------------------ -------------------------
Interest rate sensitive assets
  Cash and cash equivalents                              $ 10,448,000        $     10,448,000
    Average interest rate
                                  =================== ================== =========================
                                                         $ 10,448,000        $     10,448,000
                                  =================== ================== =========================
Interest rate sensitive
liabilities
  Variable rate borrowings          $   10,235,000       $ 27,656,000        $     27,656,000
    Average interest rate                    10.79%              9.72%
  Fixed rate borrowings             $    1,250,000       $  1,250,000        $      1,250,000
    Average interest rate                    10.00%             10.00%
                                  =================== ================== =========================
                                    $   11,485,000       $ 28,906,000        $     28,906,000
                                  =================== ================== =========================
                                             10.70%              9.73%
                                  =================== ==================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Independent Auditors' Report........................................        24
Consolidated Balance Sheets as of December 31, 1998, and 1997.......        25
Consolidated Statements of Income for the Three Years
  Ended December 31, 1998...........................................        26
Consolidated Statements of Stockholders' Equity for the Three
  Years Ended December 31, 1998.....................................        27
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1998...........................................        28
Notes to Consolidated Financial Statements..........................        30
Schedule III - Real Estate and Accumulated Depreciation

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Kennedy-Wilson, Inc. and Subsidiaries
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Kennedy-Wilson, Inc. and subsidiaries (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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


/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 26, 1999

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                             -----------------------------------
ASSETS                                          1997                    1998
                                             -----------------------------------
ASSETS
     Cash and cash equivalents               $10,448,000           $  9,838,000
     Cash - restricted (Note 2)                  174,000              8,168,000
     Accounts receivable                       1,018,000              6,674,000
     Notes receivable (Notes 3 and 8)          9,546,000             23,115,000
     Real estate held for sale
       (Notes 4 and 9)                        18,628,000            122,407,000
     Investments with related parties
       and non-affiliates (Notes 5 and 11)     4,899,000              9,209,000
     Contracts, furniture, fixtures and
       equipment and other assets (Note 6)     1,005,000              9,238,000
     Goodwill, net (Note 2)                                          16,167,000
                                              ----------------------------------
 TOTAL ASSETS                                 $45,718,000          $204,816,000
                                              ==================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
     Accounts payable                         $   666,000          $  1,752,000
     Accrued expenses and other liabilities     4,553,000            15,721,000
     Deferred taxes (Note 12)                                           628,000
     Notes payable (Note 8)                     4,764,000            14,291,000
     Borrowing under lines of credit
       (Note 7)                                 9,039,000            13,514,000
     Mortgage loans payable (Note 9)           15,102,000           115,130,000
     Subordinated debt (Note 10 )                    -               21,000,000
                                              ----------------------------------
          Total liabilities                    34,124,000           182,036,000
                                              ----------------------------------

 COMMITMENTS AND CONTINGENCIES (Note 13)

 STOCKHOLDERS' EQUITY (Notes 14 and 15)
     Preferred stock, $.01 par value;
       shares authorized 2,000,000;
       none issued
     Common stock $.01 par value;
       shares authorized: 10,000,000 in
       in 1998 and 5,000,000 in 1997;
       shares issued: 6,597,075 in
       1998 and 1,316,344 in 1997                  13,000                66,000
     Additional paid-in capital                23,814,000            28,888,000
     Accumulated deficit                      (10,913,000)           (5,970,000)
     Notes receivable from stockholders        (1,320,000)             (204,000)
                                              ----------------------------------
          Total stockholders' equity           11,594,000            22,780,000
                                              ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $45,718,000          $204,816,000
                                              ==================================

                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       THREE YEARS ENDED DECEMBER 31, 1998

                                                                                         Year Ended December 31,
                                                                           ------------------------------------------------
                                                                                1996             1997            1998
                                                                           ----------------  --------------  --------------
 REVENUES:
      Property management  and leasing fees (Note 18)                                                         $ 14,194,000
      Commissions                                                           $    4,821,000    $  5,001,000       3,716,000
      Commissions - related parties (Note 11)                                    1,052,000         894,000       1,201,000
      Sales of residential real estate                                          19,743,000       6,753,000      13,828,000
      Equity in income of investments with related parties and
             non-affiliates (Note 5)                                               178,000       1,431,000         612,000
      Gain on sale of joint venture                                                                              4,077,000
      Gain on sale of commercial real estate                                     1,454,000       6,339,000       2,654,000
      Rental income, net                                                         1,467,000       1,629,000       4,583,000
      Gain on restructured notes receivable (Note 2 and 3)                       3,057,000       4,036,000       3,911,000
      Other income                                                                 195,000         916,000       2,096,000
                                                                           ----------------  --------------  --------------
      TOTAL REVENUE                                                             31,967,000      26,999,000      50,872,000
                                                                           ----------------  --------------  --------------
 OPERATING EXPENSES:
      Commissions and marketing expenses                                         1,560,000         928,000         532,000
      Cost of residential real estate sold                                      16,523,000       5,592,000      12,249,000
      Cost of residential real estate sold - related parties                       209,000
      Compensation and related expenses                                          4,726,000       7,658,000      14,582,000
      General and administrative                                                 3,126,000       4,661,000       6,890,000
      Depreciation and amortization                                                268,000         790,000       2,059,000
      Interest expense                                                           1,964,000       3,139,000       8,398,000
                                                                           ----------------  --------------  --------------
      TOTAL OPERATING EXPENSES                                                  28,376,000      22,768,000      44,710,000
                                                                           ----------------  --------------  --------------
 INCOME BEFORE PROVISION FOR
      INCOME  TAXES AND EXTRAORDINARY ITEMS                                      3,591,000       4,231,000       6,162,000

      PROVISION FOR INCOME TAXES (Note 12)                                          60,000         280,000         837,000
                                                                           ----------------  --------------  --------------
 INCOME BEFORE EXTRAORDINARY ITEMS                                               3,531,000       3,951,000       5,325,000
                                                                           ----------------  --------------  --------------
      EXTRAORDINARY ITEMS (Note 17)                                                                 79,000
                                                                           ----------------  --------------  --------------
 NET INCOME                                                                 $    3,531,000    $  4,030,000    $  5,325,000
                                                                           ----------------  --------------  --------------
                                                                           ================  ==============  ==============

      Basic income before extraordinary items per share                              $0.50           $0.65           $0.85
      Basic extraordinary items per share                                              N/A           $0.01             N/A
      Basic net income per share                                                     $0.50           $0.66           $0.85
      Basic weighted average shares                                                      1               1       6,254,470

      Diluted income before extraordinary items per share                            $0.50           $0.64           $0.78
      Diluted extraordinary items per share                                            N/A           $0.01             N/A
      Diluted net income per share                                                   $0.50           $0.65           $0.78
      Diluted weighted average shares                                                    1               1               1

                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1998

                                                                                                         Notes
                                     Common Stock                  Additional       Accumulated    Receivable from
                                        Shares         Amount    Paid-in-Capital      Deficit        Stockholders       Total
                                    ---------------  ----------- ---------------- ---------------- ---------------- ---------------
                                    ---------------  ----------- ---------------- ---------------- ---------------- ---------------
BALANCE, JANUARY 1, 1996            1,680,719        $17,000     $22,727,000      $(14,799,000)                      $ 7,945,000
Repurchase of common stock           (198,000)        (2,000)     (1,091,000)                                         (1,093,000)
Net income                                                                           3,531,000                         3,531,000
                                    ---------------  ----------- ---------------- ---------------- ---------------- ---------------

BALANCE, DECEMBER 31, 1996          1,482,719         15,000      21,636,000       (11,268,000)                       10,383,000
Repurchase of common stock           (166,375)        (2,000)      (1,497,000)                                        (1,499,000)
Stock dividend                                                      3,675,000       (3,675,000)
Notes receivable from
  stockholders (Note 16)                                                                           $(1,320,000)      (1,320,000)
Net income                                                                           4,030,000                        4,030,000
                                    ---------------  ----------- ---------------- ---------------- ---------------- ---------------

BALANCE, DECEMBER 31, 1997          1,316,344         13,000      23,814,000       (10,913,000)     (1,320,000)      11,594,000
Issuance of common stock              808,878          8,000       5,645,000                                          5,653,000
Repurchase of common stock           (135,351)        (1,000)       (907,000)                                          (908,000)
Stock dividend                      4,607,204         46,000         336,000          (382,000)                       4,607,204
Repayment on notes receivable
  from stockholders (Note 16)                                                                        1,116,000        1,116,000
Net income                                                                           5,325,000                        5,325,000
                                    ---------------  ----------- ---------------- ---------------- ---------------- ---------------

BALANCE, DECEMBER 31, 1998          6,597,075        $66,000     $28,888,000      $ (5,970,000)    $  (204,000)      $22,780,000
                                    ===============  =========== ================ ================ ================ ===============

                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1998

                                                                         Year Ended December 31,
                                                                ----------------------------------------------------
                                                                      1996              1997              1998
                                                                -----------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $  3,531,000       $  4,030,000      $   5,325,000

Adjustments to reconcile net income to net cash used
  in operating activities:
Depreciation and amortization                                        268,000            790,000          2,059,000
Equity in income of investments with related parties
  and non-affiliates                                                (178,000)        (1,431,000)          (612,000)
Gain on sale of joint venture                                                                           (4,077,000)
Gains on sales of real estate                                     (1,454,000)        (7,500,000)        (4,233,000)
Gains on restructured notes receivable - non-cash                   (537,000)          (689,000)          (627,000)
Deferred taxes                                                                                             628,000
Extraordinary gain, net                                                                 (79,000)
Change in assets and liabilities:
Accounts receivable                                                  751,000            (24,000)        (5,656,000)
Other assets                                                        (720,000)          (184,000)        (1,403,000)
Accounts payable                                                    (191,000)          (227,000)         1,086,000
Accrued expenses and other liabilities                              (937,000)         2,343,000         11,168,000
                                                                -----------------  ---------------   ---------------
     Net cash provided by (used in) operating activities             533,000         (2,971,000)         3,658,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of contract, furniture, fixtures and equipment             (197,000)          (178,000)        (7,280,000)
Dispositions of contracts, furniture, fixtures and
  equipment                                                          559,000                                18,000
Purchase and additions to real estate held for sale              (21,341,000)       (18,841,000)      (122,671,000)
Proceeds from sales of real estate held for sale                  25,914,000         36,304,000         21,743,000
Proceeds from sale of joint venture                                                                      5,348,000
Additions to notes receivable                                    (13,015,000)         4,930,000        (26,235,000)
Payments from notes receivable                                                                          13,293,000
Additions to goodwill                                                                                  (16,412,000)
Repayments from (loans to) stockholders                                              (1,320,000)         1,116,000
Distributions from joint ventures                                     20,000          2,775,000          2,271,000
Contributions to joint ventures                                   (3,607,000)        (2,153,000)        (7,240,000)
                                                                -----------------  ---------------   ---------------
     Net cash (used in) provided by investing activities         (11,667,000)        21,517,000       (136,049,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of mortgage loans payable                                26,577,000         14,320,000        114,679,000
Repayment of mortgage loans payable                              (30,510,000)       (19,734,000)       (14,651,000)
Borrowings under lines of credit                                  15,345,000         14,063,000         40,348,000
Repayment of lines of credit                                      (7,453,000)       (13,941,000)       (35,873,000)
Borrowings under notes payable                                    10,128,000          3,737,000         19,740,000
Repayment of notes payable                                        (1,933,000)        (7,168,000)       (10,213,000)
Issuance of subordinated debt                                                                           21,000,000
Cash - restricted (decrease) increase                               (217,000)           222,000         (7,994,000)
Issuance (repurchase) of common stock                             (1,094,000)        (1,498,000)         4,745,000
                                                                -----------------  ---------------   ---------------
     Net cash provided by (used in) financing activities          10,843,000         (9,999,000)       131,781,000
                                                                -----------------  ---------------   ---------------
Net (decrease) increase in cash                                     (291,000)         8,547,000           (610,000)
Cash, beginning of year                                            2,192,000          1,901,000         10,448,000
                                                                -----------------  ---------------   ---------------
Cash, end of year                                               $  1,901,000       $ 10,448,000      $   9,838,000
                                                                =================  ===============   ===============

                                      -28-

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

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1998

Note 1 - ORGANIZATION

     Kennedy-Wilson, Inc., a Delaware corporation, incorporated in 1992, and its wholly owned subsidiaries (the "Company") provide real estate property management, brokerage and marketing services throughout the U.S. and in Japan, primarily to institutional investors, financial institutions, developers and government agencies. The Company also acquires, renovates and resells commercial and residential real estate; invests in non-performing note receivable portfolios; and invests in various real estate joint ventures. In July 1998, the Company acquired from Heitman Financial Ltd., a wholly owned subsidiary of United Asset Management Corporation, all of the outstanding shares of Heitman Properties, Ltd., a property management company for approximately $21 million. The Company used the purchase method of accounting to record the transaction. Accordingly, the results of operations of Heitman Properties, Ltd., (renamed Kennedy-Wilson Properties, Ltd.) are included in the consolidated financial statements from the date of acquisition, (See Note 19).

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest. For foreign operations, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. All significant inter-company transactions have been eliminated.

     Revenue Recognition: Property management fees are recognized over time as earned based upon the terms of the management agreement. Brokerage commissions are generally recognized when all services to be provided by the Company have been performed and title to real property has passed from the seller to the buyer. Residential real estate sales revenue and gains on sale of commercial property are recognized at the close of escrow when title to the real property passes to the buyer. The Company follows the guidelines for profit recognition as set forth by Statement of Financial Accounting Standards (SFAS) No. 66 Accounting for Sales of Real Estate. The Company presents sales of commercial real estate on a net gain on sale basis due to the fact that these properties are typically held for two to three years and generate rental income and operating expenses during the holding period. Residential real estate is accounted for as inventory because these properties are generally held for less than one year and do not generate income during the holding period. Accordingly, gross revenue and cost of sales are presented separately on the statement of income. Revenues on notes receivable are recognized based on the following guidelines. Payments on performing notes are applied to principal and interest based on their terms. Cash payments on defaulted notes are applied to the cost basis until fully recovered before any revenue is recognized. When claims and guarantees are purchased and subsequently structured into collateralized notes, with a market rate of interest and an initial cash payment of 15% has been collected, the difference between the cost basis of the asset and the fair value of the note is recorded as revenue.

     Investments in Affiliates and Joint Ventures - The Company accounts for investments in affiliates and joint ventures with a non-controlling interest of 50% or less using the equity method.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Goodwill - The Company's purchase of Heitman Properties Ltd., a property management company in July 1998 resulted in goodwill totaling approximately $16.0 million. Goodwill results from the difference between the purchase price and the fair value of assets acquired based upon the Purchase Method of accounting for business combinations under Accounting Principals Board Opinion Number 16. The allocated amount, as determined by Company management, is being amortized over 30 years using the straight-line method. Goodwill is reviewed for impairment on a regular basis by Company management by comparison to future expected undiscounted cash flows. Amortization of goodwill for the year ended 1998 totaled $244,000.

     Cash and Cash  Equivalents  - Cash  consists of cash and all highly  liquid
     investments   purchased  with  maturities  of  three  months  or  less  and refundable deposits in escrow.

     Restricted  Cash -  Restricted  cash  consists of legally  restricted  cash reserves held in escrow accounts for capital expenditures, tenant improvements, property taxes and insurance as required by the Company's mortgage lenders. Typically, restricted amounts are determined by lenders based upon anticipated cash flows and expenditures associated with the commercial properties securing the mortgage loans.

     Long Lived Assets - During 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may exceed the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the carrying value, the asset will be reduced to a amount equal to the net present value of the expected future cash flows and an impairment loss will be recognized.

     Notes Receivable - The Company accounts for impaired loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Accordingly, impaired loans are measured based upon the present value of expected future cash flows, discounted at the loans' effective interest rate or, if readily determinable, the loans' observable market price or the fair value of the collateral if the loan is collateral dependant.

     Fair Value of Financial Instruments - The Company reports the fair value of financial instruments in accordance with SFAS 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

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

     Concentration of Credit Risk - Financial instruments that subject the Company to credit risk consist primarily of accounts and notes receivable and cash and cash equivalents. Credit risk is generally diversified due to the large number of entities composing the Company's customer base and their geographic dispersion throughout the U.S. and in Japan. The Company performs ongoing credit evaluations of its customers and debtors. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits.

     Inflation - The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include escalation clauses, which generally increase rental rates during the terms of the respective agreements. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of the Company's leases and management agreements are for terms of less than ten years, which permits the Company to seek to increase rents and fees at market rates if they are below then existing market rates. Many of the Company's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

     Earnings Per Share - In accordance with SFAS No. 128, Earnings per Share, basic income per share for any period is computed by dividing net income by the weighted average number of shares of common stock outstanding during such period. Diluted net income per share for any period is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during such period.

     The basic weighted average number of shares used to compute net income per share (adjusted for the 20% stock dividend in 1997, and the 200% and 50% stock dividend in 1998) was 6,254,470, 6,104,497, and 7,086,848 for the
     years ended December 31, 1998, 1997 and 1996, respectively. The diluted weighted average number of shares used to compute net income per share were 6,801,356, 6,187,280 and 7,093,958 for the years ended December 31, 1998,
     1997 and 1996, respectively.

     Foreign Currency Translation - The Company accounts for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation. The Company has evaluated the effects of foreign currency exchanges gains and losses for all periods presented and has determined that they are immaterial.

     Impact of New Accounting Pronouncements-SFAS No. 130, Reporting Comprehensive Income, was issued June 1997, applicable for fiscal years beginning after December 15, 1997. Other than for the effects of foreign currency translations, which are immaterial, the Company has no additional items which require disclosure. SFAS No. 133, Accounting for Derivative Investments and Hedging Activities was issued June 1998, applicable for all fiscal years beginning after June 15, 1999. At this time, management has not completed their analysis of this pronouncement's impact on the Company's financial statements.

     Reclassification - Certain reclassifications have been made to the 1997 and 1996 balances to conform with the 1998 presentation.

Note 3 - Notes Receivable

     Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees.

Note 4 - Real Estate Held For Sale

     Real estate held for sale is comprised of commercial, residential properties and land and it is accounted for at the lower of carrying amount or fair value less cost to sell. Accumulated depreciation and amortization totaled $1,026,000 and $119,000 at December 31, 1998 and 1997 respectively. Both commercial and residential real estate are classified as held for sale as the Company's intent is to acquire and dispose of properties as part of its normal course of business. Residential real estate, which is typically not held for more than one year, is accounted for as inventory and it is not depreciated. Commercial real estate is generally held for a period of one to three years and is depreciated unless it is subject to a formal plan of disposition that will be completed within a one year period. In November 1998, a formal plan of disposition was initiated and the Company ceased depreciating its commercial real estate.

     Real estate held for sale includes the following:

                                                                                                   December 31,
                                                                                              1997             1998
                                                                                        ----------------- ---------------
   Commercial properties and land:
      1055 Wilshire Blvd., Los Angeles, California - 281,649 Sq. Ft. office building                        $ 24,937,000
      6380 Wilshire Blvd., Los Angeles, California - 132,730 Sq. Ft. office building                          16,223,000
      5900 Sepulveda Blvd., Van Nuys, California - 74,428 Sq. Ft. office building                              6,771,000
      7080 Hollywood Blvd., Los Angeles, California - 161,140 Sq. Ft. office building                         19,821,000
      6255 Sunset Blvd., Los Angeles, California - 306,025 Sq. Ft. office building                            29,166,000
      Zeller, Long Beach, California - 1 residential and 2 commercial buildings                                   41,000
      802 Huntington Dr., Monrovia, California - 20,876 Sq. Ft. automotive center                              1,399,000
      1304 15th St., Santa Monica, California - 37,000 Sq. Ft. office building              $ 3,089,000
      Santa Monica, California lots, 4 in 1998, 3 in 1997.                                    1,080,000        2,402,000
      4350 11th Ave., Los Angeles, California -  9,000 Sq. Ft. office building                  438,000          336,000
      301 S. Fair Oaks Dr., Pasadena, California -  51,710 Sq. Ft.  office building           8,808,000        8,886,000
                                                                                        ----------------- ---------------
                                                                                             14,135,000      109,982,000
                                                                                        ----------------- ---------------
   Residential properties and land:
      Vista Paseo Heights, Palm Desert, California - 23 housing lots                                           2,902,000
      Cathedral City, California, - 112 housing lots                                                           2,386,000
      Vulcan Mtn., San Diego, California - 155 acres of land                                                     283,000
      Riverside, California - 3.78 acres of land                                                                  87,000
        Koala, Hawaii 3,000 acres of land.                                                                     4,611,000
      Pacific Palisades, California - 3 residential homes in 1998; 1 in 1997                    608,000        2,156,000
      Riverside, California - 9 lots in 1998, 31 housing lots                                   293,000
      Los Angeles, CA - residential home                                                        237,000
      Villa Del Este, Corona Del Mar, California - 14 condominium units                         112,000
      Vista Del Valle, Granda Hills, California, 10 housing lots.                             2,810,000
      Juneau, Alaska - 9 housing lots                                                           433,000
                                                                                        ----------------- ---------------
                                                                                              4,493,000       12,425,000
                                                                                        ----------------- ---------------
                                                                                            $18,628,000     $122,407,000
                                                                                        ================= ===============

     All real estate is held for sale at December 31, 1998. Except for the Zeller property, the Riverside lots, 4350 11th Ave, and the land in Hawaii, all properties are encumbered by mortgage loans that are non-recourse subject to standard real estate industry exceptions (See Note 9 - Mortgage Loans Payable). In November 1998, as a result of the Company's decision to sell all its commercial properties during 1999, the Company stopped depreciating and amortizing the commercial real estate held for sale. Prior to November 1998, the commercial buildings and improvements were depreciated on the straight-line method over the estimated useful lives as follows:

          Building - 39 years
          Tenant Improvement - shorter of lease term or useful life ranging from
                               2 to 5 years

     Depreciation expense was $999,000, $428,000, and $535,000 for 1998, 1997 and 1996, respectively.

Note 5 - Investments with Related Parties and Non-Affiliates

     The Company has a number of partnerships and joint venture interests ranging from 6% to 50%, some with former related parties, that were formed to acquire, manage, develop and or sell real estate assets. These investments are accounted for under the equity method. Summarized financial data of the ventures are as follows:

                                                   December 31, 1996
                                  ---------------------------------------------------
                                  With Related            With
                                    Parties           Non-Affiliates         Total
                                  ---------------------------------------------------
BALANCE SHEET

  ASSETS:
    Cash and cash equivalents     $   463,000         $   15,000          $   478,000
    Receivable                         32,000             44,000               76,000
    Real Estate                    31,018,000          5,829,000           36,847,000
                                  ---------------------------------------------------
  TOTAL ASSETS                    $31,513,000         $5,888,000          $37,401,000
                                  ===================================================

  LIABILITIES:
    Accounts payable
      and accrued expense         $   173,000         $   38,000          $   211,000
    Mortgages payable              18,354,000          4,480,000           23,834,000
                                  ---------------------------------------------------
    Total Liabilities              18,527,000          4,518,000           23,045,000
                                  ===================================================

  PARTNERS CAPITAL:
    Kennedy-Wilson                  3,118,000            685,000            3,803,000
    Related parties                 9,868,000                               9,868,000
    Other partners                                       685,000              685,000
                                  ---------------------------------------------------
    Total partners' capital        12,986,000          1,370,000           14,356,000
                                  ---------------------------------------------------
  TOTAL LIABILITIES AND
    PARTNERS' CAPITAL            $ 31,513,000         $5,888,000          $37,401,000
                                  ===================================================

  STATEMENT OF INCOME:
    Revenues                      $ 2,195,000         $  390,000         $ 2,585,000
    Expenses                        1,690,000            258,000           1,948,000
                                  ---------------------------------------------------
  NET INCOME                      $   505,000         $  132,000         $   637,000
                                  ===================================================

  Net income allocated to:
    Kennedy-Wilson                $    112,000        $   66,000         $   718,000
    Related parties                    393,000            66,000             459,000
                                  ---------------------------------------------------
  NET INCOME                      $    505,000        $  132,000         $   637,000
                                  ===================================================

                                                   December 31, 1997
                                  ---------------------------------------------------
                                  With Related            With
                                    Parties           Non-Affiliates         Total
                                  ---------------------------------------------------
BALANCE SHEET

  ASSETS:
    Cash and cash equivalents     $ 3,319,000         $1,159,000          $ 4,478,000
    Receivable                      1,186,000            455,000            2,271,000
    Real Estate                    52,050,000            972,000           53,002,000
                                  ---------------------------------------------------
  TOTAL ASSETS                    $57,185,000         $2,586,000          $59,771,000
                                  ===================================================

  LIABILITIES:
    Accounts payable
      and accrued expense         $ 2,248,000         $  524,000          $ 2,772,000
    Mortgages payable              43,836,000               -              43,836,000
                                  ---------------------------------------------------
    Total Liabilities              46,084,000            524,000           46,608,000
                                  ===================================================

  PARTNERS CAPITAL:
    Kennedy-Wilson                  3,509,000          1,390,000            4,899,000
    Related parties                 7,592,000               -               7,592,000
    Other partners                       -               672,000              672,000
                                  ---------------------------------------------------
    Total partners' capital        11,101,000          2,062,000           13,163,000
                                  ---------------------------------------------------
  TOTAL LIABILITIES AND
    PARTNERS' CAPITAL             $57,185,000         $2,586,000          $59,771,000
                                  ===================================================

                                      -35-

  STATEMENT OF INCOME:
    Revenues                      $12,913,000         $9,284,000          $22,197,000
    Expenses                       12,238,000          7,393,000           19,631,000
                                  ---------------------------------------------------
  NET INCOME                      $   675,000         $1,891,000          $ 2,566,000
                                  ===================================================

  Net income allocated to:
    Kennedy-Wilson                $    115,000        $1,316,000          $ 1,431,000
    Related parties                    560,000                                560,000
    Other partners                                       575,000              575,000
                                  ---------------------------------------------------
  NET INCOME                      $    675,000        $1,891,000          $ 2,566,000
                                  ===================================================

                                               Year Ended December 31, 1998
                                               ----------------------------
                                                          With
                                                      Non-Affiliates
                                               ----------------------------
BALANCE SHEET

  ASSETS:
    Cash and cash equivalents                       $ 10,588,000
    Receivable                                         3,278,000
    Real Estate                                      109,507,000
                                                    ------------
  TOTAL ASSETS                                      $123,373,000
                                                    ============

  LIABILITIES:
    Accounts payable and accrued expense            $  7,626,000
    Mortgages Payable                                 73,342,000
                                                    ------------
    Total Liabilities                                 80,968,000
                                                    ============

  PARTNERS CAPITAL:
    Kennedy-Wilson                                     9,209,000
    Other partners                                    33,196,000
                                                    ------------
    Total partners' capital                           42,405,000
                                                    ------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL           $123,373,000
                                                    ============
                                      -36-

  STATEMENT OF INCOME:
    Revenues                                        $ 49,049,000
    Expenses                                          45,070,000
                                                    ------------
  NET INCOME                                        $  3,979,000
                                                    ============

  Net income allocated to:
    Kennedy-Wilson                                  $    612,000
    Other partners                                     3,367,000
                                                    ------------
  NET INCOME                                        $  3,979,000
                                                    ============

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

Note 6 - Contracts, Furniture, Fixtures and Equipment and Other Assets

     In July 1998, the Company allocated approximately $7.3 million to the property management contracts acquired as part of the acquisition of Heitman Properties, Ltd. The Company is amortizing these contracts over a 7 year period. In 1998 the Company recorded $545,000 in amortization expense for these contracts.

     Contracts, furniture fixtures, equipment and other assets consist of the following:

                                                             December 31,
                                                     ---------------------------
                                                        1997            1998
                                                     ---------------------------

Contracts                                                           $ 7,262,000
Office furniture and equipment                       $   192,000        851,000
Leasehold improvements                                    20,000
Equipment under capital leases                            44,000         6,000
                                                     ---------------------------
                                                         256,000      8,119,000
Less accumulated depreciation and amortization          (100,000)      (706,000)
                                                     ---------------------------
                                                         156,000      7,413,000

Prepaid insurance, taxes and commissions                 337,000        671,000
Loan fees                                                225,000        130,000
Deposits and prepaid rents                               120,000        386,000
Investments in marketable securities                                    250,000
Other                                                    167,000        388,000
                                                     ---------------------------
                                                     $ 1,005,000    $ 9,238,000
                                                     ===========================

Note 7 - Borrowings Under Lines of Credit

     In 1998, the Company entered into a loan agreement that provides the Company with a $21 million revolving credit facility (the "facility"). The facility is available for acquisitions and working capital. The loans under the facility bear interest at three month LIBOR plus 2%, payable monthly. At December 31, 1998, LIBOR was approximately 5.1%. The facility expires in June 2000. The principal amount of outstanding loans was $13,057,000 at December 31, 1998 and $8,952,000 at December 31, 1997

     The Company's Japanese subsidiary has unsecured yen denominated lines of credit pursuant to which it can borrow up to $1 million. At December 31, 1998, yen borrowings in the principal amount of $457,000 were outstanding under these lines of credit and $87,000 at December 31, 1997. These borrowings bear interest rates from 1.9% to 2.6% per annum.

     The Company's ability to borrow under these facilities is subject to compliance with certain financial covenants. As of December 31, 1998 and 1997, the Company was in compliance with the convenants.

Note 8 - Notes Payable

     Notes payable were incurred primarily in connection with the acquisition of notes receivable (See Note 3), and included the following:

                                                             December 31,
                                                     ---------------------------
                                                        1997            1998
                                                     ---------------------------

Note payable to FBR Asset Investment Corporation,
fixed interest rate of 17% per annum, 13%
payable monthly, 4% payable at maturity, due
in full at the earlier of (i) the closing of a
public offering or (ii) June 3, 1999, whichever
comes first                                                         $ 7,500,000

Note payable, fixed interest rate of 12%, inter-
est payable monthly, due July 1, 1999, interest
payable monthly, collateralized by a note
receivable                                                            2,289,000

Note payable, variable interest rate based on
Prime Rate plus 1.5%, payable monthly, 9.25%
at December 31, 1998, due April 30, 1999                                502,000

Note payable, variable interest based on Prime
Rate plus 4%, 11.75% at December 31, 1998,
collateralized by a 450-acre parcel of land in
Hawaii and a unconditional corporate guaranty
by Kennedy-Wilson, Inc., due April 1, 1999                            4,000,000

Note payable, variable interest rate based on
Prime Rate plus 1.5%, payable monthly, 10% at
December 31, 1997, due June 1998                     $ 1,000,000

Note payable, variable interest rate based on
Prime Rate plus 1.5%, payable monthly, 10% at
December 31, 1997, due May 1998                        3,764,000
                                                     ---------------------------
                                                     $ 4,764,000    $14,291,000
                                                     ===========================

Note 9 - Mortgage Loans Payable

                                                             December 31,
                                                     ---------------------------
                                                        1997            1998
                                                     ---------------------------

Commercial Properties:

Mortgage note payable,  variable interest based
on the LIBOR plus 1.75%, 7.5% at December 31,
1998,  principal and interest payable monthly,
due December 1, 2004, collateralized by 301 S.
Fair Oaks, Pasadena, California                      $ 7,300,000    $ 7,613,000

Mortgage note payable, fixed interest of 10%,
principal and interest payable from excess
cash flow as defined, due November 24, 2007,
collateralized by 301 S. Fair Oaks, Pasadena,
California                                             1,250,000      1,250,000

Mortgage note payable, variable interest based
on LIBOR plus 3.5%, 8.75% at December 31, 1998,
principal and interest payable monthly, due March
31, 2001, collateralized by 6380 Wilshire, Los
Angeles, California                                                  13,263,000


Mortgage note payable,  variable  interest based
on LIBOR plus 4%, 9.22% at December 31, 1998,
interest payable monthly, due March 31, 2001,
secured by common shares of the single purpose
entity holding title to 6380 Wilshire, Los
Angeles, California                                                   2,561,000

Mortgage note payable, variable interest base on
Prime Rate plus 1.5%, 9.25% at December 31, 1998,
principal and interest payable monthly, due
January 30, 2001, collateralized by 5900
Sepulveda, Los Angeles, California                                    4,951,000

Mortgage note payable, variable interest based
on LIBOR plus 4%, 9.22% at December 31, 1998,
interest payable monthly, due January 23, 2001,
secured by common shares of the single purpose
entity holding title to 5900 Sepulveda, Los
Angeles, California                                                   1,610,000

Mortgage note payable, variable interest based
on LIBOR plus 4.875%, 10.4375% at December 31,
1998, principal and interest payable monthly, due
February 28, 2001, collateralized by 1055
Wilshire, Los Angeles, California                                    10,894,000

Mortgage note payable, variable interest based on
LIBOR plus 2.5%, 8.063% at December 31, 1998,
interest payable monthly, due February 28, 2001,
collateralized by 1055 Wilshire                                       7,948,000

Mortgage note payable, variable interest based on
LIBOR plus 4%, 9.22% at December 31, 1998,
principal and interest payable monthly, due
February 28, 2001, secured by common shares of the
single purpose entity holding title to 1055
Wilshire, Los Angeles, California                                     4,688,000

Mortgage note payable, variable interest base on
the monthly weighted average interest rate for the
Eleventh District Savings and Loan Associations
plus 2.5%, 10% at December 31, 1998, principal and
interest payable monthly, due May 1, 2002,
collateralized by automotive center in Monrovia,
California                                                            1,096,000

Mortgage note payable, variable interest base on
LIBOR plus 3.56%, 9.1225% at December 31, 1998,
principal and interest payable monthly, due
September 11,2001, collateralized by 6255 Sunset,
Los Angeles, California                                              28,500,000

Mortgage note payable, variable interest base on
LIBOR plus 4%, 9.22% at December 31, 1998,
principal and interest payable monthly, due
September 15, 2001, secured by common shares of
the single purpose entity holding title to 6255
Sunset, Los Angeles, California                                       5,300,000

Mortgage note payable, variable interest base on
LIBOR plus 3.56%, 9.1225% at December 31, 1998,
principal and interest payable monthly, due
September 11, 2001, collateralized by 7080
Hollywood, Los Angeles, California                                   16,800,000

Mortgage note payable, variable interest base on
LIBOR plus 4%, 9.22% at December 31, 1998,
principal and interest payable monthly, due
August 30, 2001, secured by common shares of
single purpose entity holding title to 7080
Hollywood, Los Angeles, California                                    3,359,000

Mortgage note payable, variable interest based on
LIBOR, 8.32% at December 31, 1997, principal and
interest payable monthly, due September 1, 2003,
collateralized by 1304 15th Street., Santa Monica,
California                                             2,952,000

Mortgage note payable, variable interest based on
Prime Rate plus 1%, 9.5% at December 31, 1998,
principal and interest payable monthly, due
September 1, 2003, collateralized by 15th Street
lot, Santa Monica, California                            885,000
                                                     ---------------------------
                                                      12,387,000    109,833,000
                                                     ---------------------------

Residential Properties:

Mortgage note payable, variable interest based on
Prime Rate plus 1.25%, 9% at December 31, 1998,
principal and interest payable monthly, due March
1, 1999, collateralized by 23 housing lots in
Palm Desert, California                                               2,191,000

Mortgage note payable, variable interest base on
Prime Rate plus 1.5%, 9.25% at December 31, 1998,
interest payable monthly, due March 19, 1999,
collateralized by three single family homes
located in Pacific Palisades, California                              1,628,000

Mortgage note payable, variable interest base on
Prime Rate plus 1%, 8.75% at December 31, 1998,
interest payable monthly, due November, 20 1999,
collateralized by 112 housing lots in Cathedral
City, California                                       1,478,000

Mortgage note payable, variable interest base on
Prime Rate plus 4%, 9.25% at December 31, 1997,
principal and interest payable monthly, due
October 31, 1999, collateralized by 10 residential
homes, Granada Hills, California                       2,294,000

Mortgage note payable, variable interest base on
Prime Rate plus 1.5%, interest payable monthly,
due November, 20 1999, collateralized by 14
condominium units, Corona Del Mar, California            421,000
                                                     ---------------------------
                                                       2,715,000      5,297,000
                                                     ---------------------------
Total Mortgage Loans Payable                         $15,102,000  $ 115,130,000
                                                     ===========================

     All of the mortgage loans payable are secured by deeds of trust on the respective real estate properties (See Note 4). Aggregate maturities of notes and mortgage notes payable are as follows:

               1999                            $5,582,000
               2000                               408,000
               2001                            99,412,000
               2002                             1,114,000
               2003                                83,000
               Thereafter                       8,531,000
                                             ============
                                             $115,130,000
                                             ============

Note 10 - Subordinated Debt

     In July 1998, the Company incurred $21 million in subordinated debt to finance its purchase of Heitman Properties, Ltd. The debt has a fixed interest rate of 14%, payable monthly and a maturity date of January 15, 2000. The Company has the option to prepay $7 million after January 15, 1999 and before July 16, 1999 and the option to prepay $14 million thereafter. The debt is secured by the common stock of a wholly owned subsidiary, Kennedy-Wilson Properties, Ltd.

Note 11 - Related Party Transactions

     In January 1998, the Company acquired a 15% interest in a joint venture Downtown Properties, NY. LLC, with a former related party, which owns a commercial property with approximately 1.0 million square foot of rental space, located in Manhattan, New York. The Company's investment at December 31, 1998 was approximately $4.2 million.

     In March 1998, the Company acquired 40% interest in a joint venture Beverly Crescent, LLC, with a former related party. The joint venture purchased a note collateralized by a hotel in Beverly Hills, CA. The Company's original investment was approximately $300,000. In May 1998, the Company sold its interest in the joint venture and recorded a gain of approximately $298,000.

     On November 5, 1998, Goodwin Gaw resigned from his position as a member of our Board of Directors. On November 10, 1998, we purchased from Mr. Gaw 135,000 shares (as adjusted for the December 15, 1998, 50% stock dividend) of our common stock for $6.716 per share for a total of $906.750. The closing price for our shares on the NASDAQ National Market on that date was $7.281 per share. All 135,000 shares were subsequently reired. As at December 31, 1998, Mr. Gaw no longer had an ownership interest in the Company, and had resigned from his positions with the Company.

     In 1998, the firm of Kulik, Gottesman & Mouton Ltd., was paid a total of $496,000 in attorney fees. In addition, Kent Mouton, a partner in the firm and a member of the Company's Board of Directors, was paid a total of $27,500 in director's fees. For 1997, the amounts were $470,000 and $21,000, respectively.

     In 1997, the Company entered into a joint venture with parties who are affiliated with Goodwin Gaw, who at that time, was one of the Company's Managing Directors, a member of the Board of Directors, and a significant stockholder. The purpose of the joint venture is an investment in a Los Angeles office building. See Note 5.

     During 1998, 1997, the Company received brokerage and leasing commissions from affiliates and partnerships with related parties in the amounts of $1,201,000 and $894,000 respectively.

     During 1998, 1997, the Company received $179,000 and $156,000, respectively in commissions from the sale of properties owned by a partnership which includes William J. McMorrow, the Company's Chief Executive Officer and Chairman of the Board and Lewis A. Halpert, a director, Executive Managing Director and President of the Company's Brokerage Group, as principals. The Company was also reimbursed $210,000 for marketing expenses in 1997.

     In 1996, the Company accrued and subsequently paid $209,000 as profit participation to William J. McMorrow and Lewis A. Halpert for a loan advanced to the Company in 1995. The loan terms were reviewed and approved by disinterested members of the Company's Board of Directors.

Note 12 - Income Taxes

     The provisions for income taxes consists of the following:

                                              Year Ended December 31,
                                   ---------------------------------------------
                                       1996             1997            1998
                                   ---------------------------------------------
Current
     Federal                                           $80,000        $104,000
     State                           $60,000           200,000         105,000
                                   ---------------------------------------------
                                      60,000           280,000         209,000
     Deferred                                                          628,000
                                   =============================================
     Total                           $60,000          $280,000        $837,000
                                   =============================================

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:


                                              Year Ended December 31,
                                   ---------------------------------------------
                                       1996             1997            1998
                                   ---------------------------------------------
Tax computed at statutory rate     $ 1,200,000      $ 1,472,000     $ 2,156,000
State income net of federal
  benefit                               40,000          132,000         145,000
Loss on disposition of foreign
  subsidiary                        (1,189,000)
Foreign income                                          153,000        (119,000)
Usage of net operating loss
  carryforward                                       (1,490,000)     (1,361,000)
Other                                    9,000           13,000          16,000
                                   ---------------------------------------------
Provision for income taxes         $    60,000      $   280,000     $   837,000
                                   =============================================

     The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                     December 31, 1996                    December 31, 1995
                                                    Deferred Income Tax                  Deferred Income Tax
                                            ------------------------------------ ------------------------------------
                                                    Assets          Liabilities         Assets          Liabilities
Prepaid expenses                              $     -             $   (100,000)     $   -              $  (266,000)
Accrued reserves                                    490,000           -                 592,000            -
State taxes                                          20,000           -                 -                  -
Deferred auction marketing expenses                  42,000           -                  51,000            -
Deferred Gain on sale of Asset                      -                 (691,000)         -               (1,200,000)
Depreciation                                        612,000           -                 -                  -
Charitable contribution carryover                    31,000           -                 -                  -
Federal net operating loss carryover              3,035,000           -               2,206,000            -
State net operating loss carryover                  480,000           -                 -                  -
Overseas operating loss carryover                   -                 -                 442,000            -
                                            ------------------ ----------------- ------------------ -----------------
Subtotal                                          4,710,000           (791,000)       3,291,000         (1,466,000)
                                            ------------------ ----------------- ------------------ -----------------
Valuation allowance                              (3,919,000)              -          (1,825,000)            -
TOTAL                                         $     791,000       $   (791,000)     $ 1,466,000        $(1,466,000)
                                            ================== ================= ================== =================

The provisions for income taxes consist of the following:

                                         Year ended December 31,
                        -------------------------------------------------------
                                1996               1995              1994
                        ------------------ ----------------- ------------------

Current:
  Federal                         -                  -
  State                  $      60,000       $     44,000      $    48,000
                         ------------------ ----------------- ------------------
                                60,000             44,000           48,000
Deferred                          -                  -                -
Total provision          $      60,000       $     44,000      $    48,000
                         ================== ================= ==================

     As of December 31, 1998, the Company has available a net operating loss carryforward approximately $219,000 to offset future federal taxable income. This carryforward expires through the year 2011. The Company has tax credits to carryforward of approximately $173,000 to offset future federal income taxes.

Note 13 - Commitments and Contingencies

     Lease Commitments - Future minimum rental commitments, net of sublease income, as of December 31, 1998 under the non-cancelable operating leases are as follows:

 Year Ending
 December 31,
    1999                                           $1,865,000
    2000                                            1,748,000
    2001                                            1,687,000

    2002                                              933,000
    2003                                              612,000
    Thereafter
                                           -------------------
       Future Minimum lease payments               $6,845,000
                                           ===================

     Approximately $2,627,000 is due the Company in years 1999 through 2002 under sublease agreements.

     Rental expense amounted to $931,000, $433,000, and $200,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Employment Agreements - The Company has entered into employment agreements with all of its principal officers which provide for annual base compensation in the aggregate amount of $1,255,000 and expire at various dates through December 1999. The employment agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives. The Company also has employment agreements with various other non-officer employees which provide for minimum annual compensation of $2,021,000 in total, and expiring at various dates through December 1999.

     Litigation - The Company is currently a defendant in certain routine litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

Note 14 - Stock Option Plans and Warrants

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

     Details of activity under the plans for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                           Outstanding          Exercise Price          Weighted Average
Stock Options                                Options                Per Share           Exercise Price
Balance January 1, 1996                      163,783             $12.96-$0.93                $8.11
Granted                                      162,540             $1.55-$0.95                 $1.23
Forfeited                                    (28,837)            $12.96                     $12.96
                                          ----------------------------------------------------------------
Balance December 31, 1996                    297,486             $12.96-$0.93                $3.72

Granted                                      558,000             $3.72-$2.17                 $2.61
Forfeited                                    (23,166)            $12.96-$2.17               $12.96
                                          ----------------------------------------------------------------
Balance December 31, 1997                    832,320             $12.96-$2.17                $2.72

Granted                                      420,900             $3.67-$8.33                 $6.74
Exercised                                   (120,450)            $0.95-$3.73                 $1.63
Forfeited                                    (16,200)            $3.01-$7.41                 $3.74
                                          ----------------------------------------------------------------
Balance December 31, 1998                  1,116,570             $0.95-$8.33                 $4.11
                                          ================================================================

                               Number of                                  Weighted Average           Number of
       Range of           Outstanding Shares      Weighted Average           Remaining          Exercisable Shares
    Exercise Prices           at 12/31/98          Exercise Price         Contractual Life        as of 12/31/98
------------------------ ---------------------- ---------------------- ----------------------- ----------------------

   $ 1.00     $  1.07             108,000                $1.01                  2.02                     72,000
   $ 1.55     $  2.13             378,000                $1.96                  3.18                    117,000
   $ 3.33     $  3.72             295,800                $3.67                  3.90                     56,550
   $ 7.00     $  8.33             292,650                $7.81                  4.65
   $ 0.93     $ 12.96              42,120                $8.67                  4.81                     42,120
                         ======================                                                ======================
                                1,116,570                                                               287,670
                         ======================                                                ======================

     The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under the Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income on a proforma basis at December 31, 1998 would have been $4,114,085. In addition, on a proforma basis, the Company's basic and diluted net income per share at December 31, 1998, would have been $0.66 and $.60, respectively. The effect for 1997 and 1996, was not disclosed as it was not material.

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

Note 15 - Capital Stock Transactions

     Issuance of Capital Stock and Warrants

     In July 1998, Colony Investors III, L.P. acquired a 10% equity position in the Company. The purchase involved a private placement sale of 660,128 shares of the Company's common stock and warrants exercisable for seven years to purchase 198,039 shares of the Company's common stock at $10.00 a share.

     In June 1998, as part of the loan (see Note 8) obtained from FBR Asset Investment Corporation, the Company issued warrants of 131,096 shares which represent 2% of the outstanding shares on a fully diluted bases on June 3, 1998. The warrants have an exercise price of $7.56 per share which reflects the average of the closing price for a share of Common Stock on NASDAQ for the twenty business days preceding December4, 1998. The warrants have an expiration date of June 3, 2003. The loan agreement prohibits the Company from declaring or paying any dividend with respect to its common stock without first obtaining the consent of FBR Asset Investment Corporation.

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

Note 16 - Employee Benefit Arrangements

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

Note 17 - Extraordinary Items

     During 1997, the Company recognized a $79,000 extraordinary gain comprised of a $288,000 gain from debt extinguishment and a $209,000 loss from loan prepayment penalties.

Note 18- Segment Information

     The Company's business activities currently consist of property management, commercial and residential brokerage, and various type of real estate investments. The Company's segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments:

     Property Management - As a result of recent acquisitions, the Company has become a nationwide commercial and residential property management and leasing company, providing a full range of services relating to property management. The Company also provides asset management services for some of our joint ventures. In the property management segment, approximately $7.4 million or 52.0% of the fees are generated by property management contracts with Heitman Financial Ltd.

     Brokerage - Through it's various offices, the Company provides specialized brokerage services for both commercial and residential real estate and provides other real estate services such as property valuations, development and implementation of marketing plans, arranging financing, sealed bid auctions and open bid auctions.

     Investments - With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of distressed notes. The Company's current real estate portfolio focuses on commercial buildings and multiple and single family residences. The Company has entered into joint ventures with large international investors, to invest in Japanese real estate and note pools. The Company also makes mezzanine loans to real estate developers for new single-family, residential developments.

     The following tables reconcile the Company's income and expense activity for the year ended December 31, 1996 and balance sheet data as of December 31, 1996. The Company did not generate material intersegment revenues for the periods ended December 31, 1998, 1997 and 1996. The Company does not disclose based on geographic segments due to immateriality.

                                    1996 Reconciliation of Reportable Segment Information

                                                            BROKERAGE       INVESTMENTS       CORPORATE        CONSOLIDATED
                                                        --------------   ----------------   -------------    -----------------
Equity in income of investments and related parties
     and non-affiliates                                                          $178,000                             $178,000
Interest Income                                                $15,000             58,000         $29,000              102,000
Other revenues                                               5,873,000         25,747,000          67,000           31,687,000
                                                        --------------   ----------------   -------------     ----------------
TOTAL REVENUES:                                              5,888,000         25,983,000          96,000           31,967,000

Depreciation and amortization                                   48,000              2,000         218,000              268,000
Interest Expense                                                14,000          1,595,000         355,000            1,964,000
Other expenses                                               5,025,000         18,440,000        2,679,00           26,144,000
                                                        --------------   ----------------   -------------     ----------------
OPERATING EXPENSES:                                          5,087,000         20,037,000       3,252,000           28,376,000
                                                        --------------   ----------------   -------------     ----------------

Income before provision for income taxes                       801,000          5,946,000     (3,156,000)            3,591,000

Provision for taxes                                                                                60,000               60,000
                                                        --------------   ----------------   -------------     ----------------

NET INCOME                                                    $801,000         $5,946,000    ($3,216,000)           $3,531,000
                                                        ==============   ================   =============     ================


                                                            BROKERAGE       INVESTMENTS       CORPORATE        CONSOLIDATED
                                                        --------------   ----------------   -------------    -----------------

TOTAL ASSETS                                                $1,154,000        $48,387,000      $1,573,000          $51,114,000
                                                        ==============   ================   =============     ================

TOTAL LIABILITIES                                             $774,000        $29,484,000     $10,474,000          $40,732,000

STOCKHOLDERS' EQUITY                                           380,000         18,903,000     (8,901,000)           10,382,000
                                                        --------------   ----------------   -------------     ----------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY
                                                            $1,154,000        $48,387,000      $1,573,000          $51,114,000
                                                        ==============   ================   =============     ================

The following tables reconcile the Company's income and expense activity for the year ended December 31, 1997 and balance sheet data as of December 31, 1997.

                                    1997 Reconciliation of Reportable Segment Information


                                                          BROKERAGE      INVESTEMENTS         CORPORATE       CONSOLIDATED
                                                        --------------   ----------------   -------------     ---------------
Equity in income of investments with related parties
     and non-affiliates                                                        $1,432,000                          $1,432,000
Interest Income                                                                   516,000         $17,000             533,000
Other revenues                                              $5,895,000         19,137,000           2,000          25,034,000
                                                        --------------   ----------------   -------------     ---------------
REVENUES:                                                    5,895,000         21,085,000          19,000          26,999,000

Depreciation and amortization                                   34,000            483,000         273,000             790,000
Interest expense                                                 7,000          2,791,000         341,000           3,139,000
Other expenses                                               4,678,000          9,228,000       4,933,000          18,839,000
                                                        --------------   ----------------   -------------     ---------------
OPERATING EXPENSES:                                          4,719,000         12,502,000       5,547,000          22,768,000
                                                        --------------   ----------------   -------------     ---------------

Income before provision for income taxes                     1,176,000          8,583,000     (5,528,000)           4,231,000

Provision for taxes                                                                               280,000             280,000
                                                        --------------   ----------------   -------------     ---------------

Income before provision for extraordinary items              1,176,000          8,583,000     (5,808,000)           3,951,000

Extraordinary items                                                               213,000       (134,000)              79,000
                                                        --------------   ----------------   -------------     ---------------

NET INCOME                                                  $1,176,000         $8,796,000    ($5,942,000)          $4,030,000
                                                        ==============   ================   =============     ===============


                                                          BROKERAGE      INVESTEMENTS         CORPORATE       CONSOLIDATED
                                                        --------------   ----------------   -------------     ---------------

                                                        ==============   ================   =============     ===============
TOTAL ASSETS                                                $1,132,000        $37,117,000      $7,469,000         $45,718,000
                                                        ==============   ================   =============     ===============

TOTAL LIABILITIES                                             $290,000        $19,919,000     $13,915,000         $34,124,000

STOCKHOLDERS' EQUITY                                           842,000         17,198,000     (6,446,000)          11,594,000

                                                        ==============   ================   =============     ===============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,132,000        $37,117,000      $7,469,000         $45,718,000
                                                        ==============   ================   =============     ===============

                                      -50-


The following tables reconcile the Company's income and expense activity for the year ended December 31, 1998 and balance sheet data as of December 31, 1998.

                                    1998 Reconciliation of Reportable Segment Information

                                            PROPERTY
                                           MANAGEMENT        BROKERAGE         INVESTMENTS       CORPORATE          CONSOLIDATED

Equity in income of investments with
  related parties and non-affiliates                                             $4,689,000                          $4,689,000
Interest Income                                                                   1,283,000                           1,283,000
Other revenues                               $14,194,000      $4,917,000         25,632,000       $157,000           44,900,000
                                        ----------------   -------------  -----------------  -------------   ------------------
TOTAL REVENUES:                               14,194,000       4,917,000         31,604,000        157,000           50,872,000

Depreciation and amortization                    838,000          34,000          1,137,000         50,000            2,059,000
Interest expense                               1,342,000           8,000          5,619,000      1,429,000            8,398,000
Other expenses                                 6,131,000       3,140,000         15,494,000      9,488,000           34,253,000
                                        ----------------   -------------  -----------------  -------------   ------------------
TOTAL OPERATING EXPENSES:                      8,311,000       3,182,000         22,250,000     10,967,000           44,710,000
                                        ----------------   -------------  -----------------  -------------   ------------------

Income before provision for income taxes       5,883,000       1,735,000          9,354,000   (10,810,000)            6,162,000

Provision for income taxes                                                                         837,000              837,000
                                        ----------------   -------------  -----------------  -------------   ------------------

NET INCOME                                    $5,883,000      $1,735,000         $9,354,000  ($11,647,000)           $5,325,000
                                        ================   =============  =================  =============   ==================


                                            PROPERTY
                                           MANAGEMENT        BROKERAGE       INVESTMENTS       CORPORATE        CONSOLIDATED

TOTAL ASSETS                                 $27,697,000      $2,368,000       $160,537,000    $14,214,000         $204,816,000
                                        ================   =============  =================  =============   ==================

TOTAL LIABILITIES                             $3,111,000        $959,000       $128,034,000    $29,142,000         $161,246,000

STOCKHOLDERS' EQUITY                          24,586,000       1,409,000         32,503,000   (35,718,000)           22,780,000

                                        ================   =============  =================  =============   ==================
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $27,697,000      $2,368,000       $160,537,000   ($6,576,000)         $184,026,000
                                        ================   =============  =================  =============   ==================


Note 19 - Earnings per Share

         The following table reconciles the denominator used in calculating the earning per share for the periods ending December 31, 1998, 1997 and 1996.


                                                                           Year Ended December 31,
                                                               -------------------------------------------------
    BASIC EARNINGS PER SHARE                                        1996             1997             1998
    ------------------------
                                                               ---------------  ---------------  ---------------
    Net Income Available to Common Stockholders                 $   3,531,000    $   4,030,000    $   5,325,000
                                                               ===============  ===============  ===============

    Weighted Average Shares                                         1,312,379        1,356,777         6,254,470
    Weighted Average Effect of Stock Dividends and Stock Splits     5,774,469        4,747,720
                                                               ---------------  ---------------  ---------------
                                                                    7,086,848        6,104,497         6,254,470
                                                               ---------------  ---------------  ---------------

                                                               ---------------  ---------------  ---------------
    Basic per Share Amount                                      $        0.50    $        0.66     $        0.85
                                                               ===============  ===============  ===============

                                      -51-

    DILUTED EARNINGS PER SHARE

    Net Income Available to Common Stockholders                 $   3,531,000    $   4,030,000     $   5,325,000
                                                               ===============  ===============  ===============

    Weighted Average Shares                                         7,086,848        6,104,497         6,254,470
    Common Stock Equivalents                                            7,110           82,783           546,886
                                                               ---------------  ---------------  ---------------
    Total Diluted Shares                                            7,093,958        6,187,280         6,801,356
                                                               ===============  ===============  ===============

                                                               ---------------  ---------------  ---------------
    Diluted per Share Amount                                    $        0.50    $        0.65     $        0.78
                                                               ===============  ===============  ===============


Note 20 - Unaudited Pro Forma Consolidated Statements of Income

The following pro forma consolidated statement of income give effect to the acquisition of all of the outstanding shares of Heitman Properties, Ltd, a property management company in July 1998. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming the acquisition had been completed as set forth above, nor do they purport to predict the results of operations for future periods.



     TOTAL REVENUE                       $63,525,000      $68,736,000

     TOTAL OPERATING EXPENSES             50,074,000       58,803,000
                                         -----------      -----------
     INCOME BEFORE INCOME TAXES           13,451,000        9,933,000

     PROVISION FOR INCOME TAXES            3,691,000        2,232,000
                                         -----------      -----------
     NET INCOME                          $ 9,760,000      $ 7,701,000
                                         ===========      ===========


     Pro forma basic net income per share      $1.60            $1.23
     Pro forma basic weighted average
       shares                              6,104,497        6,254,470

     Pro forma diluted net income per share    $1.58            $1.13
     Pro forma diluted weighted average
       shares                              6,187,280        6,801,356

Note 21 - Unaudited Consolidated Quarterly Information


                                                                      1997
                                                               Three Months Ended
                                            March 31         June 30        Sept. 30         Dec. 31
                                           ----------      ----------      ----------      -----------
REVENUES                                   $5,870,000      $3,966,000      $5,814,000      $11,349,000
TOTAL OPERATING EXPENSES                    5,234,000       3,767,000       5,282,000        8,485,000
INCOME BEFORE PROVISION   FOR INCOME
TAXES AND
  EXTRAORDINARY ITEMS                         636,000         199,000         532,000        2,864,000
PROVISION FOR INCOME TAXES                     50,000          50,000          65,000          115,000
INCOME BEFORE
  EXTRAORDINARY ITEMS                         586,000         149,000         467,000        2,749,000
EXTRAORDINARY ITEMS                                           288,000                         (209,000)
NET INCOME                                   $586,000        $437,000        $467,000       $2,540,000



Basic income per share before
  extraordinary items                           $0.09         $0.02              $0.08          $0.46
Basic net income per share                      $0.09         $0.07              $0.08          $0.43
Basic weighted average shares               6,463,211     6,075,270          5,957,469      5,932,058

Diluted income per share before
  extraordinary items                           $0.09         $0.02              $0.08          $0.45
Diluted net income per share                    $0.09         $0.07              $0.08          $0.42
Diluted weighted average shares             6,528,483     6,151,593          6,065,619      6,057,639



                                                                      1998
                                                               Three Months Ended
                                            March 31         June 30        Sept. 30         Dec. 31
                                           ----------      ----------      ----------      -----------
REVENUES                                   $4,397,000      $6,459,000     $20,834,000      $19,182,000
TOTAL OPERATING EXPENSES                    3,625,000       6,221,000      19,132,000       15,732,000
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                       772,000         238,000       1,702,000        3,450,000
PROVISION FOR INCOME TAXES                     98,000          36,000         311,000          392,000
NET INCOME                                   $674,000        $202,000      $1,391,000       $3,058,000


Basic net income per share                      $0.11           $0.03           $0.21            $0.46
Basic weighted average shares               5,924,800       5,954,943       6,520,855        6,606,858

Diluted net income per share                    $0.11           $0.03           $0.20            $0.43
Diluted weighted average shares             6,366,289       6,583,598       7,093,199        7,150,513


                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The Registrant's directors and executive officers are listed below:

                                                                                                      Board Term
Name                                        Age                        Title                            Expires
----                                        ---                        -----                          ----------
William McMorrow....................         52     Chairman of the Board of Directors  and Chief        2001
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


                                                 Summary Compensation Table

                                                                                                        Number of
                                                                                                       securities
                                                                                  Other annual         underlying
Name and Position                         Year        Salary           Bonus      compensation(1)      options(2)
-----------------                         ----        ------           -----      ---------------      ----------

William McMorrow....................      1998      $300,000        $2,219,222       $501,844            37,500
   Chairman of the Board and CEO          1997       300,000         1,270,734        120,607            90,000
                                          1996       300,000           450,000            ---               ---

Lewis Halpert.......................      1998      $150,000        $  623,805       $101,133               ---
   Executive Managing Director            1997       150,000           396,800         31,083            45,000
                                          1996       125,000           325,000            ---               ---

Richard Mandrel.....................      1998      $250,000        $  315,318       $116,064            37,500
   Managing Director                      1997       225,000           284,267         35,917           243,000
                                          1996       188,000           100,000         89,000            54,000

Barry Schlesinger(3)................      1998      $169,231        $  270,000            ---            75,000
   Chairman of Kennedy-Wilson             1997           ---               ---            ---               ---
   Properties, Ltd..                      1996           ---               ---            ---               ---

Freeman Lyle........................      1998      $161,625        $  140,000      $  60,325            45,000
   Executive Vice-President, Chief        1997       150,000           100,000         15,020               ---
   Financial Officer and Secretary        1996        94,000            37,500            ---            54,000


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

Stock Option Plans

     Consistent  with  the   Registrant's   efforts  to  employ   qualified  and
experienced professionals, the Registrant has three stock option plans, the Incentive Stock Option Plan ("Plan A"), and the Non-statutory Stock Option Plan ("Plan B") and the Non-employee Director Stock Option Plan ("Plan C"). Plan A and Plan B allow the Registrant to grant stock options to employees and consultants. The Registrant believes that both plans help to attract and retain highly qualified individuals to fill high-level executive and officer positions and to give key employees and consultants an additional incentive to contribute to the Registrant's overall success. The administration of these two plans is guided by the Registrant's overall compensation philosophy of rewarding employees and consultants based on their relative contributions to the Registrant's overall accomplishments. The Compensation Committee has sole discretion to decide which eligible employees and consultants are granted options, the number of options granted, and, subject to the plans, the terms and condition of each grant. Plan C allows the Registrant to grant stock options to non-employee directors in order to further align their interests with those of the Registrant's Stockholders.

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


                                                 Stock Option Grants In 1998
                                                                                                 Potential realizable
                                                                                                   value of assumed
                                                    Percentage of                                annual rates of stock
                                     Number of       total options                               price appreciation of
                                     securities        granted to      Exercise                      option terms*
                                     underlying       employees in     price per  Expiration     ---------------------
Name of Executive Officer          options granted       1998            share       Date         5%           10%
-------------------------          ---------------   -------------     --------    ----------    -------      --------
William McMorrow..............          37,500          9.52%          $7.00        4/27/03      $ 72,524     $160,359

Lewis Halpert.................               0            n/a            n/a            n/a           n/a          n/a

Richard Mandel................          37,500          9.52%          $7.00        4/27/03      $ 72,524     $160,359

Barry Schlesinger.............          75,000         19.04%          $8.33       12/15/03      $172,607     $381,416

Freeman Lyle..................          45,000         11.42%          $3.67        1/20/03      $ 45,628     $100,826

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


                                             Aggregated Option Exercises In 1998
                                          And Option Values As Of December 31, 1998


                                                                     Number of securities
                                                                    underlying unexercised        Value of unexercised
                                      Number of                             options             in-the-money options on
                                       shares                          on December 31, 1998          December 31, 1998
                                    acquired on ___     Value
Name of Executive Officer              exercise        realized     Exercisable   Unexercisable  Exercisable  Unexercisable
-------------------------          ---------------- --------------  -----------   -------------  -----------  -------------
William McMorrow..............               0           n/a         30,000          97,500      $ 98,340        $196,680

Lewis Halpert.................               0           n/a         15,000          30,000      $ 49,170        $ 98,340

Richard Mandel................          18,000      $138,834        153,000         217,500      $830,142        $908,694

Barry Schlesinger.............               0           n/a            n/a             n/a           n/a             n/a

Freeman Lyle..................          27,000      $155,610          9,000          63,000      $ 46,746        $251,190

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

Employment Contracts

     Each of the Named Executive Officers has entered into, or is in the process of entering into, an employment contract for 1999. They are described below:

     o Mr. McMorrow's contract provides for a term expiring on December 31, 1999, a base salary of $300,000 per annum and an advance of $100,000, payable against a bonus of up to 20% of 1999 "profits" between $3,000,000 and $35,000,000. "Profits" is defined as pre-tax, pre-reserves and prior to payment of bonuses to other employees and our contributions to our deferred compensation plan. The bonus is paid at 6 months based on 1st and 2nd quarter profits and at year end based on 3rd and 4th quarter profits.

     o Mr. Halpert's contract provides for a term expiring on December 31, 1999, a base salary of $150,000 per annum plus a non-repayable advance of $150,000, payable against an annual incentive bonus of 15% to 25% of the net profit allocated to the Residential Properties Group.

     o Mr. Mandel's contract provides for a term expiring on December 31, 1999, a base salary of $250,000 plus an incentive bonus of 12 1/2% to 20% of the profits allocated to our Commercial Group.

     o Mr. Lyle's contract, provides for a term expiring on March 31, 1999, a base salary of $180,000 plus a discretionary performance bonus of 0% to 100% of base salary. The Compensation Committee of the Board is in the process of extending Mr. Lyle's contract on substantially similar terms.

     o Mr. Schlesinger's employment contract is with KW-A, LLC and provides for a term expiring on December 31, 2000. KW-A, LLC is a limited liability company, of which Mr. Schlesinger is a member, that provides executive management services to the Registrant. Mr. Schlesinger's employment contract provides for an annual base salary of $400,000 plus (i) an annual incentive bonus of 7.06% of the first $1,700,000 of net profits of Kennedy-Wilson Properties, Ltd. in excess of $3,333,000, and a discretionary bonus in respect of the net profits of Kennedy-Wilson Properties in excess of $5,033,000 and (ii) an "add-on bonus" in 1999 of $270,000. Under the Executive Services Agreement dated as of July 17, 1998 with KW-A, LLC the Registrant has agreed to pay KW-A, LLC an amount equal to all sums payable to Mr. Schlesinger under the terms of his employment agreement. In return, KW-A, LLC is obligated to furnish the Registrant with executive management services. The Executive Services Agreement is discussed in more detail in "Certain Transactions - Executive Services Agreement."

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


                                                                     Number of shares
Name                                                                 beneficially owned       Percent of class
----                                                                 ------------------       ----------------

William McMorrow(1)...........................................             1,521,821                 22.3
Lewis Halpert(2)..............................................             1,384,047                 20.4
Richard Mandel(3).............................................               282,500                  4.0
Barry Schlesinger.............................................                17,499                    *
Donald Prell(4)...............................................                14,580                    *
Kent Mouton(4)................................................                14,040                    *
Thomas Barrack, Jr.(5)........................................               858,166                 12.3
Freeman Lyle(6)...............................................               131,493                  1.9
                                                                          ----------                -----
All Executive Officers and Directors as a Group...............             4,224,147                 57.5
Colony Investors, III, L.P.(5)................................               858,166                 12.3
Kenneth Stevens...............................................               766,200                 11.3
Cahill, Warnock Strategic Partners Fund, L.P.(7)..............               750,000                 10.0
Fidelity Management & Research Company(8).....................               400,000                  5.9
-----------------
*      Less than 1%.

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

Property Management Contracts

     Barry Schlesinger, a member of the Registrant's Board and Chief Executive Officer of Kennedy-Wilson Properties, Ltd., holds a 7.1% interest in two buildings for which the Registrant provides property management services. During the period of January 1, 1998 to July 16, 1998 Heitman Properties, Ltd. earned $81,000 in management fees for these buildings. The Registrant acquired Heitman Properties, Ltd. on July 17, 1998 and renamed it Kennedy-Wilson Properties, Ltd. During the period of July 17, 1998 to December 31, 1998 the Registrant earned $23,000 in management fees for these buildings. Presently, the management fees are $25,000 per year per building. The Registrant expects revenues related to these buildings to be approximately $50,000 for 1999. The Registrant may terminate the management contracts on 30 days' notice.

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

     (3)  Exhibits:

        Exhibit
         Number                        Description

         3.1 Certificate of Incorporation of the Company, as amended to date (Filed as Exhibit 3.1 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

         3.2 Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

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

         10.2  Deferred  Compensation  Plan dated  September  1, 1997  (Filed as
               Exhibit 10.2 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

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

       10.4.1 1993 Amendment to 1992 Incentive and Nonstatutory Stock Option Plan (Filed as Exhibit 10.4.1 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

         10.5 Employment Agreement dated August 14, 1992 between the Company and William J. McMorrow. (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

       10.5.1 Fifth Amendment to Employment Agreement dated as of May 19, 1997 between the Company and William J. McMorrow (Filed as
               Exhibit 10.5.1 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

       10.5.2 Sixth Amendment to Employment Agreement dated as of August 20, 1998 between the Company and William J. McMorrow (Filed as
               Exhibit 10.5.2 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

         10.6 Limited Liability Company Operating Agreement of KW-A, LLC dated as of July 17, 1998 (Filed as Exhibit 10.6 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

         10.7 Employment Agreement dated as of July 17, 1998 between KW-A, LLC and Barry Schlesinger (Filed as Exhibit 10.7 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

         10.8 Executive Services Agreement dated as of July 17, 1998 between the Company and KW-A, LLC (Filed as Exhibit 10.8 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

         10.9  Employment  Agreement  dated as of  January 1, 1997  between  the
               Company and Richard Mandel. (Filed as Exhibit 10.9 to the Company's 1996 Annual Report on Form 10-K and incorporated herein by this reference).

       10.9.1 First Amendment to Employment Agreement dated as of May 19, 1997 between the Company and Richard Mandel (Filed as Exhibit
               10.9.1 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

       10.9.2 Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Richard Mandel (Filed as Exhibit
               10.9.2 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

        10.10 Employment Agreement dated January 1, 1996 between the Company and Lewis Halpert (Filed as Exhibit 10.10 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

       10.10.1 First Amendment to Employment Agreement dated January 1, 1997 between the Company and Lewis Halpert. (Filed as Exhibit 10.12 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by this reference).

       10.10.2 Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Lewis Halpert (Filed as Exhibit
               10.10.2 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

        10.11 Employment Agreement dated April 1, 1996 between the Company and Freeman Lyle. (Filed as Exhibit 10.13 to the Company's 1997
               Annual Report on form 10-K and incorporated herein by this reference).

       10.11.1 Second Amendment to Employment Agreement dated April 1, 1998 between the Company and Freeman Lyle (Filed as Exhibit 10.11.1 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

       10.11.2 Third Amendment to Employment Agreement dated as of August 15, 1998 between the Company and Freeman Lyle (Filed as Exhibit
               10.11.2 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

        10.12 Unsecured Promissory Note dated December 22, 1997 by Freeman Lyle in favor of the Company (Filed as Exhibit 10.12 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

        10.13 Office Lease dated as of September 1, 1998 between the Company and Wilshire-Camden Associates (Filed as Exhibit 10.13 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

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

        10.17 Amended and Restated Revolving Credit Agreement dated as of September 10, 1998 between the Company and East-West Bank (Filed as Exhibit 10.17 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

        10.18 Loan Agreement dated as of July 28, 1998 between Kennedy-Wilson Properties, Ltd. and East-West Bank (Filed as Exhibit 10.18 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

        10.19 Guaranty dated as of July 28, 1998 by the Company in favor of East-West Bank (Filed as Exhibit 10.19 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

        10.20  Loan Commitment  Letter dated July 2, 1998 between  KW-KAU,  LLC,
               Kennedy-Wilson International, Inc. and Old Standard Life Insurance Company (Filed as Exhibit 10.20 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference)..

        10.21 Loan and Warrant Agreement dated June 3, 1998 between the Company and FBR Asset Investment Corporation. (Filed as Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

       10.21.1 Loan Modification Agreement dated November 30, 1998 between the Company and FBR Asset Investment Corporation (Filed as
               Exhibit 10.21.1 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference)..

        10.22 Common Stock Registration Rights Agreement dated as of June 3, 1998 between the Company and FBR Asset Investment Incorporation. (Filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

        10.23 Form of Warrant to be issued by the Company to FBR Asset Investment Corporation. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A and incorporated herein by this reference).

        10.24 Bridge Loan Agreement dated as of July 16, 1998 among the Company, Kennedy-Wilson International, Inc., K-W Properties, Kennedy-Wilson Properties, Ltd. and Colony K-W LLC. (Filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

        10.25 Investor's Agreement dated July 16, 1998 between the Company and Colony Investors III, L.P. (Filed as Exhibit 10.25 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

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

        10.29 Agreement of Limited Partnership of Colony-KW Partners, L.P. (Filed as Exhibit 10.29 of the Company's 1998 Annual Report on Form 10-K filed March 12, 1999 and incorporated herein by this reference).

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

                                          KENNEDY-WILSON, INC.

Date:  October 18, 1999

                                          By: /s/WILLIAM J. McMORROW
                                             -----------------------------
                                             William J. McMorrow
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.





         Name                                        Title                                        Date
         ----                                        -----                                       ------
   /s/WILLIAM J. McMORROW        Chairman of the Board and Chief Executive Officer       October 18, 1999
   -----------------------       Principal Executive Officer)
   William J. McMorrow


   /s/FREEMAN A. LYLE            Executive Vice President, Chief Financial Officer       October 18, 1999
   --------------------          and Secretary (Principal Financial and Accounting
   Freeman A. Lyle               Officer)


   /s/LEWIS A. HALPERT           Executive Managing Director and Director                October 18, 1999
   ---------------------
   Lewis A. Halpert


   /s/RICHARD A. MANDEL          Managing Director and Director                          October 18, 1999
   ---------------------
   Richard A. Mandel


   ---------------------         President, Kennedy-Wilson Properties, Ltd.,             October 18, 1999
   Barry S. Schlessinger         and Director


   ---------------------         Director                                                October 18, 1999
   Thomas Barrack


   /s/KENT MOUTON
   ---------------------         Director                                                October 18, 1999
   Kent Mouton


   /s/DONALD PRELL
   ---------------------         Director                                                October 18, 1999
   Donald Prell


                                                                    EXHIBIT 21.1

                              KENNEDY-WILSON, INC.
                              LIST OF SUBSIDIARIES

                                                            State or Other
                                                            Jurisdiction of
                  Name                                      Incorporation
--------------------------------------------------------- -----------------
 11743 Kiowa Partners Corporation                           California
 301 South Fair Oaks, LLC                                   California
 453 Barrington Property Group, Inc.                        California
 801 Flower Group, Inc.                                     California
 5900 Sepulveda Property Group, Inc.                        California
 Beverly Crescent Inc.                                      California
 Carriage Villas Group, Inc.                                California
 Cathedral Hill Vistas                                      California
 Dealco One, Inc.                                           California
 Dealco Two, Inc.                                           California
 Del Mar Pasadena, LLC                                      California
 Downtown Properties NY LLC.                                California
 e-KWIC, Inc.                                               California
 Edinger Business Centre Group, Inc.                        California
 K-W 1055 Wilshire Group, Inc.                              California
 K-W 6255 Sunset Group, Inc.                                California
 K-W 6380 Wilshire Group, Inc.                              California
 K-W 7080 Hollywood Group                                   California
 K-W A, LLC                                                 California
 K-W Black Oak, Inc.                                        California
 K-W Capital Corporation                                    California
 K-W Courtyard Homes, LLC                                   California
 K-W Courtyard Homes Group, Inc.                            California
 K-W Crescent Group, Inc.                                   California
 K-W Del Mar Group, Inc.                                    California
 K-W Euclid, Inc.                                           California
 K-W Falcon Crest, Inc.                                     California
 K-W Hilltop, Inc.                                          California
 K-W Japan Investments                                      California
 K-W Kau, LLC                                               California
 K-W Kau Group, Inc.                                        California
 K-W Kohanaiki, LLC                                         California
 K-W Kohanaiki Group, Inc.                                  California
 K-W Laurelwood, Inc.                                       California
 K-W LP Investments, Inc.                                   California
 K-W Management Services, Inc.                              California
 K-W Maple Partners, Inc.                                   California
 K-W Mitchell, Inc.                                         California
 K-W Paseo Group, Inc.                                      California
 K-W Paseo Heights, Inc.                                    California
 K-W Paseo Heights, LLC                                     California
 K-W Puako, LLC                                             California
 K-W Portfolio Group I, Inc.                                California
 K-W Portfolio Group II, Inc.                               California
 K-W Properties                                             California
 K-W Puako Group, Inc.                                      California
 K-W Reno Equity, Inc.                                      California
 K-W Rochester 24, LLC                                      California
 K-W Rochester Group, Inc.                                  California
 K-W Rochester, Inc.                                        California
 K-W Santiago, Inc.                                         California
 K-W Upland Equities, Inc.                                  California
 K-W Valencia Group, Inc.                                   California
 K-W Vista Del Valle, LLC                                   California
 K-W Westlake 15, Inc.                                      California
 KWP Financial V                                            California
 Kennedy-Wilson International                               California
 Kennedy-Wilson International of New York, Inc.             New York
 Kennedy-Wilson Japan K.K.                                  Japan
 Kennedy-Wilson Hong Kong Ltd.                              Hong Kong
 Kennedy-Wilson Pennsylvania Management Inc.                Delaware
 Kennedy-Wilson Portfolio Fund I, LLC                       California
 Kennedy-Wilson Portfolio Fund II, LLC                      California
 Kennedy-Wilson Properties, Inc.                            Delaware
 Kennedy-Wilson Properties, Ltd.                            Illinois
 Kennedy-Wilson Ohio  Management Inc.                       Delaware
 Kennedy-Wilson Wisconsin Management Inc.                   Wisconsin
 Kennedy-Wilson Properties of Oregon, Ltd.                  Oregon
 Kennedy-Wilson Properties of Delaware, Ltd.                Delaware
 Kennedy-Wilson D.C. Properties Ltd.                        Delaware
 Kennedy-Wilson Nevada Management Inc.                      Delaware
 Kennedy-Wilson Minnesota Management Inc.                   Delaware
 Kennedy-Wilson Properties of Louisiana Ltd.                Delaware
 Kennedy-Wilson Properties of Maryland                      Maryland
 Kennedy-Wilson Properties of North Carolina Ltd.           North Carolina
 Kennedy-Wilson Properties of Georgia Ltd.                  Georgia
 Kennedy-Wilson Properties of Oklahoma Ltd.                 Oklahoma
 Kennedy-Wilson Properties of Connecticut Ltd.              Connecticut

 Kennedy-Wilson Properties of Arizona Ltd.                  Arizona
 Kennedy-Wilson Properties Houston Center Ltd.              Texas
 Kennedy-Wilson Properties of Texas Ltd.                    Texas
 Kennedy-Wilson Properties of Colorado Ltd.                 Colorado
 Kennedy-Wilson Properties of Rhode Island Ltd.             Rhode Island
 Kennedy-Wilson Florida Management Inc.                     Delaware
 Kennedy-Wilson Kentucky Management Inc.                    Delaware
 Kennedy-Wilson Properties of Indiana Ltd.                  California
 Kennedy-Wilson Properties of Michigan Ltd.                 Michigan
 Kennedy-Wilson Properties of Missouri Ltd.                 Missouri
 Kennedy-Wilson Properties of Washington Ltd.               Washington
 Kennedy-Wilson Properties of New York Ltd.                 Delaware
 Kennedy-Wilson Properties of Massachusetts                 Massachusetts
 Kennedy-Wilson Virginia Management Inc.                    Delaware

Kennedy-Wilson Inc.
SCHEDULE III - REAL ESTATE OWNED For Year Ending December 31, 1998

                                                                                           Costs Capitalized
                                                                                              Subsequent to
                                                                Initial Cost                   Acquisition
                                                          -------------------------     ------------------------
                                                                       Building and                     Carrying
Commercial Properties                   Encumbrance       Land         Improvements     Improvements      Costs
---------------------                   -----------       ----         ------------     ------------      -----
4 vacant lots, Santa Monica,              2,400,000      2,402,000                -                 -           -
   California
1055 Wilshire Blvd., Santa Monica,
   California
   282,000 square foot office            24,500,000      6,125,000       19,102,000           181,000
   building
6380 Wilshire Blvd., Los Angeles,
   California
   133,000 square foot office            13,000,000      6,000,000        7,362,000         2,861,000           -
   building
5900 Sepulveda Blvd., Van Nuys,
   California
   74,000 square foot office building    6,6000,000      1,667,000        5,148,000           104,000           -
7080 Hollywood Blvd., Los Angeles,
   California
   161,000 square foot office            19,000,000      5,782,000       14,014,000           107,000           -
   building
6255 Sunset Blvd., Los Angeles,
   California
   282,000 square foot office            27,500,000      3,222,000       25,652,000           403,000           -
   building
802 Huntington Drive, Monrovia,
   California
   282,000 square foot office               401,000        413,000          998,000                 -           -
   building
4350 11th Ave., Los Angeles,
   California                               337,000              -          337,000                 -           -
   282,000 square foot office
   building
3,000 acres of land, Koala, Hawaii        2,712,000      4,110,000                -                       501,000
301 S. Fair Oaks, Pasadena,
   California                             8,550,000      1,841,000        6,987,000           249,000           -
55,000 square foot office building        ---------      ---------        ---------           -------           -
                                        105,000,000     31,562,000       79,600,000         3,905,000     501,000

Residential properties:
Pacific Palisades, California
   3 residential homes                    1,749,250        960,473          788,677           304,369     100,650
Palm Desert, California
   23 housing lots                        1,535,000      1,535,000                          1,125,003     242,318
Cathedral City, California
   112 housing lots                       1,800,000      1,800,000                            579,156       7,557
San Diego, California
   155 acres of land                        282,812        282,812
Riverside, California
   3.7 acres of land                         86,548         86,548
                                             ------         ------       ----------        ----------  ----------
                                          5,453,610      4,664,833          788,677         2,008,528     350,525
                                          ---------      ---------          -------         ---------     -------
                                Total  $110,453,610    $36,226,833      $80,388,677         5,913,528     851,525
                                       ============    ===========      ===========         =========     =======


Balance at beginning of year                           $18,747,000
     Additions during period:
       Acquisitions                     118,823,947
       Improvements                       6,765,053
       Other:                                     -    125,589,000
                                                  -    -----------
     Deductions during period
       Disposition of real estate        21,743,000
     sold
       Other:                                      -    21,743,000
                                                   -    ----------
Balance at end of year                                $122,593,000

Kennedy-Wilson Inc.
SCHEDULE III - REAL ESTATE OWNED For Year Ending December 31, 1998
(continued)


                                                    Gross Amounts At Which Carried
                                                          At Close of Period
                                              ------------------------------------------
                                                          Building and                     Accumulated
Commercial Properties                         Land        Improvements        Total        Depreciation
---------------------                         ----        ------------        -----        ------------
4 vacant lots, Santa Monica,               2,402,000                 -         2,402,000               -
   California
1055 Wilshire Blvd., Santa Monica,
   California
   282,000 square foot office              6,125,000        19,283,000        25,408,000        (469,000)
   building
6380 Wilshire Blvd., Los Angeles,
   California
   133,000 square foot office              6,000,000        10,223,000        16,223,000               -
   building
5900 Sepulveda Blvd., Van Nuys,
   California
   74,000 square foot office building      1,667,000         5,252,000         6,919,000        (148,000)
7080 Hollywood Blvd., Los Angeles,
   California
   161,000 square foot office              5,782,000        14,121,000        19,903,000         (83,000)
   building
6255 Sunset Blvd., Los Angeles,
   California
   282,000 square foot office              3,222,000        26,055,000        29,277,000        (122,000)
   building
802 Huntington Drive, Monrovia,
   California
   282,000 square foot office                413,000           998,000         1,411,000         (12,000)
   building
4350 11th Ave., Los Angeles,
   California                                      -           337,000           337,000             N/A
   282,000 square foot office
   building
3,000 acres of land, Koala, Hawaii         4,110,000           501,000         4,611,000             N/A
301 S. Fair Oaks, Pasadena,
   California                              1,841,000         7,236,000         9,077,000        (191,000)
55,000 square foot office building         ---------         ---------         ---------        ---------
                                          31,562,000        84,006,000       115,568,000      (1,025,000)

Residential properties:
Pacific Palisades, California
   3 residential homes                       960,473         1,193,696         2,154,169             N/A
Palm Desert, California
   23 housing lots                         1,535,000         1,367,321         2,902,321             N/A
Cathedral City, California
   112 housing lots                        1,800,000           586,713         2,386,713             N/A
San Diego, California
   155 acres of land                         282,812                             282,812             N/A
Riverside, California
   3.7 acres of land                          86,548                              86,548             N/A
                                              ------        ----------            ------             ---
                                           4,664,833         3,147,730         7,812,563               -
                                           ---------         ---------         ---------               -
                                Total     36,226,833        87,153,730       123,380,563      (1,025,000)
                                          ==========        ==========       ===========      ===========


KENNEDY-WILSON, INC.
SCHEDULE IV - Mortgage Loans on Real Estate
For Year Ended December 31, 1998


                                                      Interest            Maturity
                      Description                       Rate                Date
------------------------------------------------   ------------       ---------------
Mortgage note secured by 15 single family               10%           July 31, 1999
residential units

Mortgage note secured by single family home              9%           April 30, 1999

Mortgage note secured by 39 single family homes         10%           July 1, 1999

Mortgage note secured by 211 single family homes        10%           December 31, 1999


Balance at beginning of the year                                      $ 1,025,000
     Additions during year:
        New mortgage loans                           1,160,000
        Other                                                0
     Deductions during year:
        Collections of principal                      (291,000)
        Foreclosures                                         0
        Cost of mortgage sold                                0
        Amortization of premium                              0
        Other                                                0
                                                   -----------
                                                                          869,000
                                                                   ==============
Balance at end of the year                                           $  1,894,000
                                                                   ==============

KENNEDY-WILSON, INC.
SCHEDULE IV - Mortgage Loans on Real Estate
For Year Ended December 31, 1998
(continued)


           Periodic                          Face          Carrying
             Payment                Prior    Amount of     Amount of      Delinquent
              Terms                 Liens    Mortgage      Mortgage   Principal/Interest
---------------------------------------------------------------------------------------
Interest Only until February         No      $   700,000   $  700,000                 0
 1999
Thereafter Level Principal and
 Interest

Interest Only                                                                         0
Principal due at Maturity            No         460,000       460,000

Level Principal and Interest         No                                               0
                                                545,000       450,000

Level Principal and Interest         No                                               0
                                                675,000       284,000

                                            ============  ===========
                                             $2,380,000    $1,894,000
                                            ============  ===========
