Form 10-Q/A
period 1999-03-31
KENNEDY WILSON INC
filed 1999-10-20
CIK 885720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

                                 Amendment No. 2
                                   -----------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to __________

                         Commission File Number 0-20418

                                  -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 9,079,277 shares outstanding at September 28, 1999.

                              KENNEDY-WILSON, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
                                 March 31, 1999




Page

Part I. Financial Information................................................. 3

    Item 1.Financial Statements:

               Consolidated  Balance Sheets as of March 31, 1999 (Unaudited)
               and December 31, 1998...........................................3

               Consolidated  Statements  of Income for the Three  Month
               Periods Ended March 31, 1999 and 1998 (Unaudited)...............4

               Consolidated Statements of Cash Flows for the Three Month
               Periods Ended March 31, 1999 and 1998 (Unaudited)...............5

               Notes to Consolidated Financial Statements (Unaudited)........  6

    Item  2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations.............................10

Part II. Other Information....................................................14

    Item 4.  Submission of Matters to a Vote of Security Holders............. 14

    Item 5.  Other Information............................................... 14

    Item 6.  Exhibits and Reports on Form 8-K................................ 14


                                    PART 1
                             FINANCIAL INFORMATION
                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,     DECEMBER 31,
                                                                  1999           1998
                                                               (Unaudited)
                                                             -------------    -------------

ASSETS
     Cash and cash equivalents                                 $ 7,699,000      $ 9,838,000
     Cash - restricted                                           7,978,000        8,168,000
     Accounts receivable                                         5,285,000        6,674,000
     Notes receivable                                           28,565,000       23,115,000
     Real estate held for sale                                 123,825,000      122,407,000
     Investments with related parties and non-affiliates        11,589,000        9,209,000
     Contracts, furniture, fixtures and
        equipment and other assets                               9,578,000        9,238,000
     Goodwill, net                                              16,033,000       16,167,000
                                                             -------------    -------------
TOTAL ASSETS                                                 $ 210,552,000    $ 204,816,000
                                                             =============    =============

LIABILITIES
     Accounts payable                                        $   2,981,000    $   1,752,000
     Accrued expenses and other liabilities                     11,151,000       15,721,000
     Deferred taxes                                                628,000          628,000
     Notes payable                                              14,286,000       14,291,000
     Borrowing under lines of credit                            20,640,000       13,514,000
     Mortgage loans payable                                    115,638,000      115,130,000
     Subordinated debt                                          21,000,000       21,000,000
                                                             -------------    -------------
        Total liabilities                                      186,324,000      182,036,000
                                                             -------------    -------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; shares
      authorized: 2,000,000 as of December 31,
      1998, 5,000,000 as of March 31, 1999
      none issued                                                        -                -
    Common stock $.01 par value; shares
      authorized: 10,000,000  as of December 31,
      1998, 50,000,000 as of March 31, 1999;
      shares issued: 6,597,075 as of December
      31, 1998, 6,757,662 as of March 31, 1999                      68,000           66,000
     Additional paid-in capital                                 29,159,000       28,888,000
     Accumulated deficit                                        (4,799,000)      (5,970,000)
     Notes receivable from stockholders                           (200,000)        (204,000)
                                                             -------------    -------------
       Total stockholders' equity                               24,228,000       22,780,000
                                                             -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 210,552,000    $ 204,816,000
                                                             =============    =============


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                   Three Month Periods
                                                     Ended March 31,
                                                 -------------------------
                                                     1999          1998
                                                 -------------  ----------

 REVENUES:
      Property management  and leasing fees       $ 6,528,000   $  592,000
      Commission income                             1,841,000    1,140,000
      Sales of residential real estate              4,964,000      183,000
      Equity in income of investments with
        related parties and  non-affiliates           455,000      268,000
      Income on restructured notes receivable       1,002,000      798,000
      Rental income, net                            1,686,000      679,000
      Interest income and other                      3481,000      296,000
                                                 -------------  ----------
      TOTAL REVENUE                                16,857,000    3,956,000
                                                 -------------  ----------

 OPERATING EXPENSES:
      Commissions and marketing expenses               52,000      105,000
      Cost of residential real estate sold          4,801,000      131,000
      Compensation and related expenses             3,352,000      779,000
      General and administrative                    3,036,000      992,000
      Depreciation and amortization                   611,000      164,000
      Interest expense                              3,232,000    1,013,000
                                                 -------------  ----------
      TOTAL OPERATING EXPENSES                     15,084,000    3,184,000
                                                 -------------  ----------

 INCOME BEFORE PROVISION FOR INCOME TAXES           1,773,000      772,000

 PROVISION FOR INCOME TAXES                           603,000       98,000
                                                 -------------  ----------
 NET INCOME                                      $  1,170,000   $  674,000
                                                 =============  ==========

      Basic net income per share                        $0.17        $0.11
      Basic weighted average shares                 6,707,284    5,924,800

      Diluted net income per share                      $0.16        $0.11
      Diluted weighted average shares                       0            0


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Month Periods Ended
                                                            March 31,
                                                   -----------------------------
                                                         1999           1998
                                                     ------------  -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $1,170,000   $    674,000
   Adjustments to reconcile net income to
     net cash used in operating activities:
     Depreciation and amortization                       611,000        164,000
     Equity in income of investments with related
       parties and non-affiliates                       (455,000)      (268,000)
     Gains on sales of real estate                             -        (52,000)
     Gains on restructured notes receivable
        - non-cash                                      (684,000)      (449,000)
   Change in assets and liabilities:
     Accounts receivable                                1,389,000    (1,136,000)
     Other assets                                        (290,000)     (186,000)
     Accounts payable                                   1,229,000       335,000
     Accrued expenses and other liabilities            (4,570,000)   (1,764,000)
                                                      ------------ -------------
         Net cash used in operating activities         (1,600,000)   (2,682,000)
                                                      ------------ -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of contract, furniture, fixtures and
     equipment                                           (441,000)            -
   Dispositions of contracts, furniture, fixtures
     and equipment                                          2,000             -
   Purchase and additions to real estate
     held for sale                                     (6,607,000)  (50,578,000)
   Proceeds from sales of real estate held
     for sale                                           5,101,000       183,000
   Additions to notes receivable                       (5,773,000)   (2,731,000)
   Principal repayment on from notes receivable         1,007,000             -
   Notes receivable repayments from stockholders            4,000             -
   Distributions from joint ventures                       86,000       762,000
   Contributions to joint ventures                    (2,011,000)    (3,997,000)
                                                     ------------  -------------
       Net cash used in investing activities          (8,632,000)   (56,361,000)
                                                     ------------  -------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of mortgage loans payable                  1,836,000     46,141,000
   Repayment of mortgage loans payable                (1,328,000)       (33,000)
   Borrowings under lines of credit                    7,476,000      3,057,000
   Repayment of lines of credit                         (350,000)             -
   Borrowings under notes payable                              -      4,000,000
   Repayment of notes payable                             (5,000)      (932,000)
   Cash - restricted decrease (increase)                  190,000      (446,000)
   Issuance of common stock                               274,000        18,000
                                                     ------------  -------------
       Net cash provided by financing activities        8,093,000     51,805,000
                                                     ------------  -------------

   Net decrease in cash                                (2,139,000)   (7,238,000)
   Cash, beginning of year                              9,838,000    10,448,000

                                                     ------------  -------------
   Cash, end of year                                  $7,699,000   $  3,210,000
                                                     ============  =============

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                    UNAUDITED

Note 1 - Financial Statement Presentation

      The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the "Company") without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior period balances to conform to the current period presentation. In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company does not have any material comprehensive income.

Note 2 - Notes Receivable

      Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees. Notes receivable also includes mezzanine loans to real estate developers for new single-family residential developments.

      In January 1999, the Company executed a mezzanine loan agreement for $750,000 bearing an interest rate of 10% per annum secured by two third trust deeds, a pledge of the borrower's cash distribution in a non related project and a personal guarantee by the borrower. The Company is entitled to a participation in any profits from the development.

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

      In March 1999 the Company executed a mezzanine loan agreement for a maximum sum of $5,760,000, bearing an interest rate of 12% per annum. The amount outstanding as of March 31, 1999 was $3,465,030. The Note is secured by a construction deed of trust, assignment of leases, security agreement and fixture filing encumbering the property.

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

Note 4 - Earnings per Share

      The following table reconciles the denominator used in calculating the earnings per share for the periods ending March 31, 1999 and 1998.

                                                   Three Month Periods
                                                      Ended March 31,
   BASIC EARNINGS PER SHARE                          1999        1998
   ------------------------                       ----------- -----------

   Net Income Available to Common Stockholders     $1,170,000 $   674,000
                                                  =========== ===========

   Weighted Average Shares                          6,707,284   5,924,800
                                                  =========== ===========

   Basic per Share Amount                          $    0.17    $    0.11
                                                  =========== ===========

   DILUTED EARNINGS PER SHARE

   Net Income Available to Common Stockholders    $ 1,170,000   $ 876,000
                                                  =========== ===========

   Weighted Average Shares                          6,707,284   5,924,800
   Common Stock Equivalents                           622,525     441,489
                                                   ----------- ----------
   Total Diluted Shares                             7,329,809   6,366,289
                                                   =========== ==========

   Diluted per Share Amount                         $    0.16   $    0.11
                                                  =========== ===========

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

  The following tables reconcile the Company's income and expense activity for the three months March 31, 1999 and balance sheet data as of March 31, 1999. The Company did not generate material intersegment revenues for the three month period ended March 31, 1999 and 1998. The Company does not disclose based on geographic segments due to immateriality.


                   1999 Reconciliation of Reportable Segment Information


                               Property
                              Management     Brokerage     Investments    Corporate       Consolidated


Equity in income of
  investments with
  related parties and
  non-affiliates                                              $455,000                     $455,000
Interest income                                                202,000       $99,000        301,000
Other revenues                 $6,528,000    $1,841,000      7,732,000                   16,101,000
                             -------------   -----------  ------------   -----------     ----------
TOTAL REVENUES:                 6,528,000     1,841,000      8,389,000        99,000     16,857,000

Depreciation and amortization     507,000         4,000         88,000        12,000        611,000
Interest expense                  741,000         3,000      2,112,000       376,000      3,232,000
Other expenses                  2,644,000     1,223,000      5,990,000     1,384,000     11,241,000
                             -------------  -----------   ------------   -----------     ----------
TOTAL OPERATING EXPENSES:       3,892,000     1,230,000      8,190,000     1,772,000     15,084,000
                             -------------  -----------   ------------   -----------     ----------
Income before provision
  for income taxes              2,636,000       611,000        199,000    (1,673,000)     1,773,000

Provision for income taxes              -             -              -       603,000        603,000
                             -------------  -----------   ------------   -----------     ----------

NET INCOME                     $2,636,000      $611,000       $199,000   $(2,276,000)    $1,170,000
                             =============  ===========   ============   ===========     ==========


Total assets                  $32,276,000    $2,273,000   $159,233,000   $16,770,000   $210,552,000
                             =============  ===========   ============   ===========   ============

Total liabilities              $5,054,000      $253,000   $126,531,000   $54,486,000   $186,324,000
Stockholders' equity           27,222,000     2,020,000     32,702,000   (37,716,000)    24,228,000
                             -------------  -----------   ------------   -----------   ------------

Total liabilities and
stockholders' equity          $32,276,000    $2,273,000   $159,233,000   $16,770,000   $210,552,000
                             =============  ===========   ============   ===========   ============

  The following tables reconcile the Company's income and expense activity for the months ended March 31, 1998 and the balance sheet data as of December 31, 1998.

                   1998 Reconciliation of Reportable Segment Information

                                   Brokerage    Investments   Corporate     Consolidated
  Equity in income of
    investments with related
    parties and non-affiliates                     $268,000                  $268,000
  Interest income                                   225,000     $26,000       251,000
  Other revenues                   $2,142,000       851,000     444,000     3,437,000
                                   -----------  ------------ -----------   ----------
  TOTAL REVENUES:                   2,142,000     1,344,000     470,000     3,956,000

  Depreciation and amortization         8,000       148,000       8,000       164,000
  Interest expense                                  883,000     130,000     1,013,000
  Other expenses                    1,158,000       375,000     474,000     2,007,000
                                   -----------  ------------ -----------   ----------
  TOTAL OPERATING EXPENSES:         1,166,000     1,406,000     612,000     3,184,000
                                   -----------  ------------ -----------   ----------

  Income before provision
      for income taxes                976,000      (62,000)   (142,000)       772,000
  Provision for income taxes                -             -      98,000        98,000
                                   -----------  ------------ -----------   ----------

  NET INCOME                         $976,000     $(62,000)  $(240,000)      $674,000
                                   ===========  ============ ===========   ==========

                        Property
                       Management     Brokerage     Investments     Corporate      Consolidated
Total assets           $33,774,000    $4,374,000    $155,955,000    $16,042,000    $210,145,000
                      =============   ===========   ============    ===========    ============

Total liabilities       $4,400,000    $1,484,000    $123,027,000    $38,058,000    $166,969,000
Stockholders' equity    29,374,000     2,890,000      32,928,000    (22,016,000)     43,176,000
                      -------------   ----------    ------------    -----------     -----------

Total liabilities
and stockholders'
equity                 $33,774,000    $4,374,000    $155,955,000    $16,042,000    $210,145,000
                       ===========    ==========    ============    ===========    ============



Note 6 - Subsequent Events

      In April 1999, the Company acquired all of the assets of Coastal Commercial Real Estate Services Inc., which does business as R&B Commercial Real Estate Services, a Los Angeles based company that manages and leases a portfolio of approximately 6 million square feet of real estate primarily located in Arizona, Texas and throughout California for approximately $1 million, plus up to an additional $1.2 million to be paid in three yearly installments provided that a specified pretax net operating income is achieved in each of the three years. This transaction was accounted for using the purchase method of accounting. The purchase price was allocated to the fair values of contracts and furniture and fixtures, any residual amounts were allocated to goodwill.

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

     In May 1999, the Company completed a public offering of 2,300,000 shares of its common stock in an underwriters public offering. The new shares were priced at $9.00 per share, resulting in aggregate net proceeds of approximately $18 million. The shares were registered with the SEC by a Registration Statement on Form S-1 (Registration No. 333-74391). The proceeds of the offering were used to pay down existing debt.

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

  Comparison of the Three Months Ended March 31, 1999 and 1998

  Total revenues.

     Total revenue for the three months ended March 31, 1999 was approximately $16.9 million representing a 283% increase over total revenue for the same period in 1998 of approximately $4.4 million. Revenues increased in every category with the largest increase occurring in property management and leasing fees. We acquired our property management and leasing subsidiary Kennedy-Wilson Properties Ltd., in July 1998.

     Property management and leasing fees. The acquisition of KW Properties Ltd. increased property management and related fees by approximately $5.8 million and additional fees of $709,000 were earned by our commercial brokerage group relating to the leasing and asset management of commercial buildings in Japan and New York in which we hold an equity interest of 2% and 15%, respectively.

     Brokerage. Commission income during the first quarter of 1999 decreased 14% from the first quarter of 1998 due to an additional $592,000 of leasing fees earned in the first quarter of 1998 which is offset by an increase number of brokerage closings in 1999 including two hotels located in Washington, D.C. and San Francisco, California and a commercial office building in Santa Monica, California.

     Investments. For the three months ended March 31, 1999, revenue from the sales of residential real estate of approximately $5.0 million reflects the sales of 15 homes, which are part of a project located in Palm Desert, California. Sales revenue of $183,000 in the same period in 1998 represents the sale of one condominium unit in a project in Corona Del Mar, California.

     Equity in income of investments with related parties and non-affiliates increased 70% in the first quarter of 1999 over the same period in 1998 primarily due to our investment in a ski resort.

     Rental income, net for the three months ended March 31, 1999 was $1.69 million equating to a 148.3% increase compared to $679,000 during the first quarter in 1998. This was due to the addition of two large commercial office buildings purchased in the second half of 1998, as well as, the effects of an intensified leasing program.

     Gain on restructured notes receivable for the first quarter of 1999 was $844,000 compared to $655,000 during the same period in 1998 resulting in a 29% increase. This was due to the settlement of several large non-performing notes.

     Other income increased 15% due to increased asset management and consulting fees earned in Japan.

  Total Operating Expenses.

     Operating expenses increased to approximately $15 million for the quarter ending March 31, 1999 from approximately $3.6 million for the three months ended March 31, 1998 due primarily to the acquisition of Kennedy-Wilson Properties Ltd. and a larger commercial properties portfolio.

     Brokerage commissions and marketing expenses during the period decreased 50.4% from the same period in 1998 due to a decrease in residential auctions which typically results in higher brokerage commission and marketing expense.

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

     Interest expense on the debt we incurred to finance the acquisition of Kennedy-Wilson Properties Ltd., and our commercial property portfolio resulted in a 219% increase in interest expense over the same period in 1998.

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

     To the extent that we engage in additional strategic investments, including real estate, note portfolio, or acquisitions of other property management companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current unsecured $22.5 million line of credit with East-West Bank, which had an outstanding balance as of May 11, 1999 of $12.7 million, will provide us with sufficient capital requirements for the foreseeable future.

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

  Year 2000 Issue

  How Does The Year 2000 Issue Impact Us?

     We are not currently aware of any internal Year 2000 problems that could be reasonably expected to have a material adverse impact on our business, results of operations and financial condition. The vendors from which we will acquire hardware and software for our new information technology system have indicated the products we plan to use are currently Year 2000 compliant. The majority of the mechanical systems at the properties we own and manage have manual overrides. We plan to have a management team at each building immediately prior to January 1, 2000 who will be able to respond to any contingencies. In addition, our team at Kennedy-Wilson, Tech. will be assembled in their office ready to respond to any inquiries from the management teams. However, there can be no assurance that we will not discover Year 2000 problems in information technology systems or mechanical systems that will require substantial revisions or replacement. We cannot give assurances that third-party software, hardware or services incorporated into our material systems or systems upon which we are reliant will not need to be revised or replaced, which could be time consuming and expensive.

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      On March 25, 1999, a special meeting of stockholders was held to consider and act upon proposed amendments to: (i) our 1992 Incentive and Nonstatutory Stock Option Plan to increase the number of shares available for issuance under the plan from 1,080,000 to 1,700,000 and (ii) our Certificate of Incorporation to effect an increase in the number of authorized shares of common stock and preferred stock from 10,000,000 and 2,000,000 to 50,000,000 and 5,000,000, respectively. Both amendments were approved. In voting for the amendment to our stock option plan, 4,975,383 votes were cast for, 403,657 votes were cast against and 2,061 abstained. The amendment to our Certificate of Incorporation was approved with 4,993,631 votes for 385,293 votes against and 2,177 abstaining. No broker non-votes were recorded for either proposal.

Item 5. Other Information

      The Annual Meeting of Stockholders is tentatively scheduled for June 23, 1999. Shareholders proposals for inclusion in this year's Annual Meeting of Stockholders are being accepted until June 1, 1999, one day before we expect to mail proxy statements to our stockholders.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

           The following Exhibits are included herein:

                                  EXHIBIT INDEX

      ITEM                          DESCRIPTION

      3     1999  Amendment to Certificate  of  Incorporation  (Filed as Exhibit
            3.1.2  to  the  Registrant's  Registration  Statement  on  Form  S-1
            (Registration  No.  333-74391)  and  incorporated   herein  by  this
            reference).
      10.1  1999 Amendment to 1992 Incentive and Nonstatutory  Stock Option Plan
            (Filed as Exhibit 10.4.4 to the Registrant's  Registration Statement
            on Form S-1 (Registration No. 333-74391) and incorporated  herein by this reference).
      10.2  Convertible  Debenture Purchase Agreement dated as of April 15, 1999 among the  Registrant,  William  McMorrow,  Lewis  Halpert,  Cahill,
            Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
            (Filed as Exhibit 10.31.1 to the Registrant's Registration Statement
            on Form S-1 (Registration No. 333-74391)
            and incorporated herein by this reference).
      10.3  Registration  Rights  Agreement dated as of April 15, 1999 among the
            Registrant,  Cahill,  Warnock  Strategic  Partners  Fund,  L.P.  and
            Strategic  Associates,   L.P.  (Filed  as  Exhibit  10.31.2  to  the
            Registrant's  Registration  Statement on Form S-1  (Registration No.
            333-74391) and incorporated herein by this reference).
      10.4  Form of  Convertible  Subordinated  Note issued by the Registrant on
            April 26, 1999 to Cahill,  Warnock Strategic Partners Fund, L.P. and
            Strategic  Associates,   L.P.  (Filed  as  Exhibit  10.31.3  to  the
            Registrant's  Registration  Statement on Form S-1  (Registration No.
            333-74391) and incorporated herein by this reference).
      10.5  First  Amendment to Credit  Agreement  and Note dated as of April 1,
            1999  between  the  Registrant  and East West Bank (Filed as Exhibit
            10.5 to the  Registrant's  Form  10-Q/A  filed  on May 18,  1999 and incorporated herein by this reference).
      11    Earnings  per  Share  Calculation   (Filed  as  Exhibit  11  to  the
            Registrant's  Form  10-Q/A  filed on May 18,  1999 and  incorporated herein by this reference).
      27*   Financial  Data  Schedule.

            -----------------
            *  Filed herewith.

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


Date:  October 18, 1999            KENNEDY-WILSON, INC.
                                   Registrant


                                   /s/ Freeman A. Lyle
                                   ---------------------------------
                                       Freeman A. Lyle
                                   Executive Vice President &
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)