Form 10-Q
period 1999-09-30
KENNEDY WILSON INC
filed 1999-11-15
CIK 885720

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NUMBER 20418

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO__

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 9,066,667 SHARES OUTSTANDING AT NOVEMBER 15, 1999.

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1999


                                                                                                                      PAGE

Part I. Financial Information......................................................................................... 3

      Item 1. Financial Statements:

                Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998................ 3

                Consolidated Statements of Income for the Three-Month Periods Ended
                September 30, 1999 and 1998  (Unaudited).............................................................. 4

                Consolidated Statements of Cash Flows for the Three-Month Periods Ended
                September 30, 1999 and 1998 (Unaudited)............................................................... 5

                Notes to Consolidated Financial Statements (Unaudited)............................................. 6-12

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 13

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk............................................. 18

Part II. Other Information........................................................................................... 19

      Item 6.  Exhibits and Reports on Form 8-K...................................................................... 19

                              FINANCIAL INFORMATION
                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              --------------------      ---------------------
                                                                                 SEPTEMBER 30,              DECEMBER 31,
                                                                                      1999                      1998
ASSETS                                                                            (UNAUDITED)
                                                                              --------------------      ---------------------
        Cash and cash equivalents                                                    $   3,883,000               $  9,838,000
        Cash - restricted                                                                4,058,000                  8,168,000
        Accounts receivable                                                             12,220,000                  6,674,000
        Notes receivable (Note 2)                                                       31,091,000                 23,115,000
        Real estate held for sale (Note 4)                                             121,634,000                122,407,000
        Investments with related parties and non-affiliates                             15,342,000                  9,209,000
        Contracts, furniture, fixtures and equipment and other assets                   16,305,000                  9,238,000
        Goodwill, net (Note 5)                                                          17,528,000                 16,167,000
                                                                              --------------------      ---------------------
 TOTAL ASSETS                                                                        $ 222,061,000               $204,816,000
                                                                              ====================      =====================


 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
        Accounts payable                                                             $   2,664,000               $  1,752,000
        Accrued expenses and other liabilities                                          14,243,000                 15,721,000
        Deferred taxes                                                                     628,000                    628,000
        Notes payable                                                                    3,240,000                 14,291,000
        Borrowings under lines of credit (Note 6)                                       23,415,000                 13,514,000
        Mortgage loans payable                                                         115,693,000                115,130,000
        Subordinated debt (Note 7)                                                      16,500,000                 21,000,000
                                                                              --------------------      ---------------------
           Total liabilities                                                           176,383,000                 182,036,00
                                                                              --------------------      ---------------------


 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (NOTE 8)
        Preferred stock, $.01 par value; shares authorized 2,000,000 as of
              December 31, 1998, 5,000,000 as of April 30, 1999; none issued                     -                          -

        Commonstock $.01 par value; shares authorized: 10,000,000 as of
              December 31, 1998, 50,000,000 as of April 30, 1999; shares issued
              6,597,075 as of December 31, 1998 and
              9,066,662 as of September 30, 1999                                            91,000                     66,000
        Additional paid-in capital                                                      47,155,000                 28,888,000
        Accumulated deficit                                                             (1,368,000)                (5,970,000)
        Notes receivable from stockholders                                                (200,000)                  (204,000)
                                                                              --------------------      ---------------------
           Total stockholders' equity                                                   45,678,000                 22,780,000
                                                                              --------------------      ---------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  222,061,000               $204,816,000
                                                                              ====================      =====================

                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                               ----------------------------------   -------------------------------
                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     1999              1998             1999             1998
                                                               -----------------   -------------    -------------   --------------
 REVENUES:
       Property management and leasing fees                          $ 8,527,000     $ 5,988,000      $21,245,000      $ 6,638,000
       Commission income                                               3,314,000         841,000        6,413,000        3,823,000
       Sales of residential real estate                               17,049,000       8,590,000       23,927,000       10,867,000
       Equity in income (loss) of investments with related
          parties and non-affiliates (Note 3)                            185,000        (243,000)       1,027,000          230,000
       Gain on sale of commercial real estate                                  -       2,442,000        1,106,000        2,442,000
       Income on restructured notes receivable (Note 2)                  609,000         727,000        1,769,000        2,323,000
       Rental income, net                                              1,653,000       1,185,000        4,769,000        3,049,000
       Interest and other income                                         959,000         271,000        2,014,000          878,000
                                                               -----------------   -------------    -------------   --------------
       TOTAL REVENUE                                                  32,296,000      19,801,000       62,270,000       30,250,000
                                                               -----------------   -------------    -------------   --------------

 OPERATING EXPENSES:
       Commissions and marketing expenses                                 43,000         148,000          129,000          405,000
       Cost of residential real estate sold                           15,822,000       7,822,000       22,349,000        9,600,000
       Compensation and related expenses                               5,432,000       4,038,000       13,213,000        6,363,000
       General and administrative                                      2,815,000       1,983,000        7,963,000        3,574,000
       Depreciation and amortization                                   1,007,000         864,000        2,413,000        1,475,000
       Interest expense                                                3,598,000       3,244,000        9,421,000        6,121,000
                                                               -----------------   -------------    -------------   --------------
       TOTAL OPERATING EXPENSES                                       28,717,000      18,099,000       55,488,000       27,538,000
                                                               -----------------   -------------    -------------   --------------

 INCOME BEFORE PROVISION FOR INCOME TAXES                              3,579,000       1,702,000        6,782,000        2,712,000

 PROVISION FOR INCOME TAXES                                            1,078,000         311,000        2,181,000          445,000
                                                               -----------------   -------------    -------------   --------------

 NET INCOME                                                          $ 2,501,000     $ 1,391,000      $ 4,601,000       $2,267,000
                                                               =================   =============    =============   ==============

   SHARE DATA

       Basic net income per share                                          $0.28           $0.21            $0.58            $0.37
       Basic weighted average shares                                   9,066,662       6,520,855        7,933,318        6,135,716

       Diluted net income per share                                        $0.25           $0.20            $0.50            $0.31
       Diluted weighted average shares                                10,393,787       7,130,850        9,521,312        7,344,699


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                             1999                 1998
                                                                       ----------------     -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $ 4,601,000           $ 2,267,000
    Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                                           2,413,000             1,475,000
      Equity in income of investments with related parties
           and non-affiliates                                                (1,027,000)             (230,000)
      Gains on sales of real estate                                          (1,106,000)           (3,709,000)
      Income on restructured notes receivable - non-cash                       (771,000)             (394,000)
    Change in assets and liabilities:
      Accounts receivable                                                    (5,546,000)           (4,266,000)
      Other assets                                                           (7,174,000)           (8,747,000)
      Accounts payable                                                          912,000             1,555,000
      Accrued expenses and other liabilities                                 (1,478,000)           11,594,000
                                                                       ----------------     -----------------
        Net cash used in operating activities                                (9,176,000)             (455,000)

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of contract, furniture, fixtures and equipment                  (1,225,000)                    -
    Purchase and additions to real estate held for sale                     (29,587,000)         (116,046,000)
    Proceeds from sales of real estate held for sale                         30,792,000            17,047,000
    Additions to notes receivable                                           (16,961,000)          (19,102,000)
    Payments from notes receivable                                            9,756,000             7,697,000
    Additions to goodwill                                                    (1,768,000)          (16,000,000)
    Repayments from stockholders                                                  4,000               896,000
    Distributions from joint ventures                                         1,984,000             1,993,000
    Contributions to joint ventures                                          (7,090,000)           (6,820,000)
                                                                       ----------------     -----------------
        Net cash used in investing activities                               (14,095,000)         (130,335,000)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of mortgage loans payable                                        4,965,000           112,567,000
    Repayment of mortgage loans payable                                      (4,402,000)          (11,398,000)
    Borrowings under lines of credit                                         26,170,000            13,340,000
    Repayment of lines of credit                                            (16,269,000)          (16,662,000)
    Borrowings under notes payable                                            2,759,000            19,740,000
    Repayment of notes payable                                              (13,810,000)           (7,683,000)
    Issuance of subordinated debt                                             7,500,000            21,000,000
    Repayment of subordinated debt                                          (12,000,000)                    -
    Cash - restricted decrease (increase)                                     4,110,000            (4,391,000)
    Issuance of common stock                                                 18,477,000             5,346,000
    Repurchase of common stock                                                 (184,000)                    -
                                                                       ----------------     -----------------
        Net cash provided by financing activities                            17,316,000           131,859,000
                                                                       ----------------     -----------------

    Net (decrease) increase in cash                                          (5,955,000)            1,069,000
    CASH, BEGINNING OF PERIOD                                                 9,838,000            10,448,000
                                                                       ----------------     -----------------

    CASH, END OF PERIOD                                                     $ 3,883,000          $ 11,517,000
                                                                       ================     =================

                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

         The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the "Company") without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior period balances to conform to the current period presentation. In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company does not have any material disclosure items under comprehensive income.

NOTE 2 - NOTES RECEIVABLE

         Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees. Notes receivable also includes mezzanine loans to real estate developers for new single-family residential developments.

         In January 1999, the Company executed a mezzanine loan agreement for $750,000 bearing an interest rate of 10% per annum secured by two third trust deeds, a pledge of the borrower's cash distribution in a non related project and a personal guarantee by the borrower. The Company is entitled to a participation in any profits from the development. In May 1999, the loan was increased to $1,250,000.

         In March 1999 the Company executed a mezzanine loan agreement for a maximum sum of $5,760,000, bearing an interest rate of 12% per annum. The amount outstanding as of September 30, 1999 was $3,835,000. The note is secured by a construction deed of trust, assignment of leases, security agreement and fixture filing encumbering the property.

         In June 1999, the Company purchased a non-performing loan for approximately $2.4 million, secured by commercial real estate.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED

NOTE 3 - INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

         In January 1999, the Company acquired a 2.5% interest in a joint venture ("First Colony KW") with Colony Capital Inc., an affiliate of Thomas Barrack, Jr., a current director, which purchased a commercial property with approximately 244,000 square feet of net rental space, located in Kawasaki, Japan. The Company's investment at September 30, 1999 was approximately $762,000.

         In March 1999, the Company acquired a 5% interest in a joint venture ("KA Capital") with Cargill Japan, to purchase distressed loans and properties from Japanese financial institutions. In September 1999, the joint venture purchased a note pool with a face value of approximately $451 million for approximately $17 million. The Company's investment at September 30, 1999 was approximately $723,000.

         In September 1999, the Company acquired a 50% interest in a joint venture ("PNL KW") with PNL Companies of Dallas to buy loans secured by properties during the next 12 months. During September 1999, the joint venture purchased a note with a $10-million face value secured by a residential property in Southern California. The Company's investment at September 30, 1999 was approximately $425,000.

NOTE 4 - REAL ESTATE HELD FOR SALE

         In May and June 1999, the Company sold a total of 4,000 acres of land located in Hawaii in two transactions for $9.8 million.

         In July 1999, the Company purchased a 95-unit apartment complex located in Beverly Hills, California for approximately $14 million. Also in July 1999, the Company sold the complex for approximately $16 million.

NOTE 5 - GOODWILL

         In April 1999, the Company acquired Coastal Commercial Real Estate Services Inc., which does business as R&B Commercial Real Estate Services, a Los Angeles based company that manages and leases a portfolio of approximately 6 million square feet of real estate primarily located in Arizona, Texas and throughout California.

         In June 1999, the Company acquired Jones Lang Wooton California, Inc., a regional property management firm that manages and leases a portfolio of approximately 7 million square feet of office and industrial real estate located in northern and southern California.

         In September 1999, the Company acquired TRF Management Corp, a commercial property management and brokerage firm that manage a portfolio of approximately 4 million square feet of real estate primarily in the Pacific Northwest.

         These transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the fair values of contracts and furniture and fixtures, any residual amounts were allocated to goodwill.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED

NOTE 6 - BORROWINGS UNDER LINES OF CREDIT

         In July 1999, the Company's line of credit with East West Bank was increased from approximately $22.5 million to $24 million with a maturity date of June 6, 2000, and interest due monthly at a rate of three month LIBOR plus 2%.

         In July 1999, the Company entered into an unsecured revolving loan agreement with Tokai Bank of California for $15,000,000. The term of the agreement is for two years and the interest rate is LIBOR plus two hundred basis points, payable monthly.

NOTE 7 - SUBORDINATED DEBT

         In April 1999, the Company issued and sold convertible subordinated debentures in the aggregate principal amount of $7.5 million. The debentures have a term of seven years and an interest rate of 6%, payable monthly. The debentures are presently convertible into 750,000 shares of the Company's common stock at any time by the holders at a conversion price of $10 per share, subject to adjustment. The proceeds were used to pay down a portion of the Company's subordinated debt with Colony K-W, LLC, an affiliate of Colony Capital, Inc.

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

NOTE 9 - EARNINGS PER SHARE

         The following table reconciles the denominator used in calculating the earnings per share for the periods ending September 30, 1999 and 1998.


                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ----------------------------     ------------------------------
BASIC CALCULATION                                      1999            1998              1999            1998
-----------------                                  ------------    ------------     --------------   -------------

Net Income Available to Stockholders                  2,501,000       1,391,000          4,601,000       2,267,000
                                                   ============    ============     ==============   =============

Weighted Average Shares                               9,066,662       6,520,855          7,933,318       6,135,716


                                                   ------------    ------------     --------------   -------------
Basic EPS                                               $  0.28         $  0.21            $  0.58         $  0.37
                                                   ============    ============     ==============   =============

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED


DILUTED CALCULATION
-------------------

Net Income                                                 2,501,000        1,391,000         4,601,000        2,267,000
Income Effect of Dilutive Securities, tax effected            79,000                -           132,000                -
                                                         -----------     ------------     -------------    -------------

Net Income Available to Stockholders                       2,580,000        1,391,000         4,733,000        2,267,000

Weighted Average Shares                                    9,066,662        6,520,855         7,933,318        6,135,716
Weighted Average Shares, including convertible
debentures                                                   750,000                -           461,538                -
Common Stock Equivalents                                     577,125          609,995         1,126,456        1,208,983
                                                         -----------     ------------     -------------    -------------
Total Diluted Shares                                      10,393,787        7,130,850         9,521,312        7,344,699
                                                         -----------     ------------     -------------    -------------

                                                         -----------     ------------     -------------    -------------
Diluted EPS                                                  $  0.25          $  0.20           $  0.50          $  0.31
                                                         ===========     ============     =============    =============


NOTE 10 - SEGMENT INFORMATION

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

     Investments - With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of distressed notes. The Company's current real estate portfolio focuses on commercial buildings and multiple and single-family residences. The Company has entered into joint ventures with large international investors, to invest in Japanese real estate and note pools. The Company also makes mezzanine loans to real estate developers for new single-family, residential developments.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED

   The following tables reconcile the Company's income and expense activity for the nine months ended September 30, 1999 and balance sheet data as of September 30, 1999. The Company did not generate material intersegment revenues for the three-month period ended September 30, 1999 and 1998. The Company does not disclose based on geographic segments due to immateriality.


                                                             1999 Reconciliation of Reportable Segment Information

                                                Property
                                               Management        Brokerage         Investments        Corporate       Consolidated
Equity in income of investments with
   related parties and non-affiliates                                                 $1,027,000                         $1,027,000
Interest income                                                                        1,556,000         $300,000         1,856,000
Other revenues                                  $21,245,000       $6,413,000          31,729,000                         59,387,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------
TOTAL REVENUES:                                  21,245,000        6,413,000          34,312,000          300,000        62,270,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------

Depreciation and amortization                     1,469,000           28,000             773,000          143,000         2,413,000
Interest expense                                  1,754,000           25,000           7,154,000          488,000         9,421,000
Other expenses                                   12,740,000        3,364,000          24,671,000        2,879,000        43,654,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------
TOTAL OPERATING EXPENSES:                        15,963,000        3,417,000          32,598,000        3,510,000        55,488,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------

Income before provision
    for income taxes                              5,282,000        2,996,000           1,714,000       (3,210,000)        6,782,000

Provision for income taxes                                -                -                   -        2,181,000         2,181,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------

NET INCOME                                       $5,282,000       $2,996,000          $1,714,000      $(5,391,000)       $4,601,000
                                         ==================  ===============   =================  ===============   ===============



                                               Property
                                              Management         Brokerage         Investments        Corporate       Consolidated

Total assets                                    $33,651,000       $6,376,000        $168,101,000      $13,933,000      $222,061,000
                                         ==================  ===============   =================  ===============   ===============

Total liabilities                                $3,783,000       $1,971,000        $133,884,000      $36,745,000      $176,383,000
Stockholders' equity                             29,868,000        4,405,000          34,217,000      (22,812,000)       45,678,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------

Total liabilities and stockholders'
equity                                          $33,651,000       $6,376,000        $168,101,000      $13,933,000      $222,061,000
                                         ==================  ===============   =================  ===============   ===============


                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED

   The following tables reconcile the Company's income and expense activity for the nine months ended September 30, 1998 and the balance sheet data as of December 31, 1998.

              1998 Reconciliation of Reportable Segment Information

                                              Property
                                             Management         Brokerage         Investments        Corporate       Consolidated
Equity in income of investments with
   related parties and non-affiliates                                                   $230,000                           $230,000
Interest income                                                                          743,000          $57,000           800,000
Other revenues                                   $6,638,000       $3,823,000          18,759,000                         29,220,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------
TOTAL REVENUES:                                   6,638,000        3,823,000          19,732,000           57,000        30,250,000

Depreciation and amortization                       376,000           27,000           1,037,000           35,000         1,475,000
Interest expense                                    613,000            4,000           4,655,000          849,000         6,121,000
Other expenses                                    3,065,000        2,574,000          11,223,000        3,080,000        19,942,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------
TOTAL OPERATING EXPENSES:                         4,054,000        2,605,000          16,915,000        3,964,000        27,538,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------

Income before provision
    for income taxes                              2,584,000        1,218,000           2,817,000       (3,907,000)        2,712,000

Provision for income taxes                                -                -                   -          445,000           445,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------

NET INCOME                                       $5,282,000       $2,996,000          $1,714,000      $(4,352,000)       $2,267,000
                                         ==================  ===============   =================  ===============   ===============

                                              Property
                                             Management         Brokerage         Investments        Corporate       Consolidated

Total assets                                    $27,697,000       $2,368,000        $160,537,000      $14,214,000      $204,816,000
                                         ==================  ===============   =================  ===============   ===============

Total liabilities                                $3,111,000         $959,000        $128,034,000      $49,932,000      $182,036,000
Stockholders' equity                             24,586,000        1,409,000          32,503,000      (35,718,000)       22,780,000
                                         ------------------  ---------------   -----------------  ---------------   ---------------

Total liabilities and stockholders'
equity                                          $27,697,000       $2,368,000        $160,537,000      $14,214,000      $204,816,000
                                         ==================  ===============   =================  ===============   ===============

NOTE 11 - SUBSEQUENT EVENTS

         In October 1999, the Company entered into an agreement with Hanover Financial, a subsidiary of Marcus & Millichap, a real estate investment brokerage company, to create a $200 million fund that will target acquiring and repositioning multifamily properties throughout Southern California. In October 1999, the fund purchased a 100-unit apartment building in Reseda, Calif.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED

         In October 1999, the Company acquired Fults & Associates, Inc, a property management firm headquartered in Dallas Texas with a portfolio under management of approximately 8.4 million square feet of real estate primarily in the South and Southwest markets.

         In October 1999, the Company sold the 305,000 square foot office building in located in Hollywood, California.

         In November 1999, the Company acquired the SynerMark Companies, a property management company headquartered in Austin, Texas with approximately
6.4 million square feet of real estate primarily in Texas.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

TOTAL REVENUES.

         Total revenue for the three months ended September 30, 1999 was approximately $32.3 million representing a 63% increase over total revenue for the same period in 1998 of approximately $19.8 million.

         PROPERTY MANAGEMENT AND LEASING FEES. Property management and related fees increased to $8.5 million for the three months ended September 30, 1999, representing a 42% increase from the $6.0 million for the period ended September 30, 1998. The acquisition of two property management companies during the first and second quarters of 1999 and the acquisition of TechSource, a facility consulting and construction firm in December of 1998, increased the revenues relating to the property management companies by approximately $750,000. In addition, consulting, leasing and asset management fees of approximately $1.8 million were earned by our commercial brokerage group in Japan and New York during the third quarter of 1999 up from $643,000 earned during the third quarter of 1998.

         BROKERAGE. Commission and fee income of $3.3 for the third quarter of 1999 increased 292% from $841,000 in the third quarter of 1998 due to an increase in commercial brokerage sales. The commercial brokerage group earned revenue from the sale of three commercial office buildings located in the greater Los Angeles area of California, advisory fees relating to a property located in Honolulu, Hawaii, a commercial building located in Hartford, Connecticut and a commercial building located in New York City. In addition, commission and fee revenue earned in Japan totaled approximately $1.2 million for the period. In comparison, the commercial brokerage group earned a commission from the sale of a commercial building located in Long Island, New York during the third quarter of 1998. The commission and fee revenue earned in Japan during the third quarter of 1998 totaled approximately $394,000. Residential commissions earned during the third quarter of 1999 decreased by 53% due to a larger volume of residential sales during this same period in 1998.

         INVESTMENTS. For the three months ended September 30, 1999, gross revenue from the sales of residential real estate increased to $17.0 million or 98% over the $8.6 million for the three months ended September 30, 1998. The sale of a 95-unit apartment building located in Los Angeles, California accounted for $16.0 million and the balance of revenue was generated from the sale of 6 homes in a project located in Cathedral City, California. Sales revenue for the same period in 1998 represents the sale of one condominium unit in a project located in Palm Desert, California, 3 sales of single family homes located in Granada Hills, California and the sale of 24 condominiums in a complex located in West Los Angeles, California.

         There were no sales of commercial real estate during the third quarter of 1999. Gain on sale of commercial real estate during the third quarter of 1998 reflects the sale of an office building located in Santa Monica, California.

         Rental income, net for the three months ended September 30, 1999 was approximately $1.7 million compared to approximately $1.2 million during the third quarter in 1998. The increase is attributed to an ongoing, aggressive leasing program.

         Income on restructured notes receivable for the third quarter of 1999 was $609,000 compared to $727,000 for the same period in 1998 resulting in a 16% decrease. The settlement of larger assets from the note pools purchased in 1996 and 1997 account for the larger gain realized during the third quarter of 1998. Assets acquired in 1998 and 1999 are currently in the settlement process.

         Interest and other income increased 254% for the quarter ended September 30, 1999 to $959,000 from $271,000 during the same period in 1998. This represents primarily interest earned on notes held on commercial and residential properties, restructured notes, and mezzanine loans. As of September 30, 1999, mezzanine lending has increased to $6.9 million from $1.6 million at September 30, 1998.

TOTAL OPERATING EXPENSES.

         Operating expenses increased 59% to approximately $28.7 million for the quarter ended September 30, 1999 from the $18.1 million from the period ended September 30, 1998. The increase was due primarily to the $14.8 million in cost of goods sold associated with the sale of the apartment building referred to above.

         Brokerage commissions and marketing expenses decreased 71% to $43,000 during the third quarter of 1999 from $148,000 for the same period in 1998 due to a decrease in the residential auction business which typically results in higher brokerage commission and marketing expense.

         Cost of residential real estate sold increased to approximately $15.8 million from $7.8 for the same period in 1998 resulting from the sales of the 95-unit apartment building and the sale of the 6 homes sold during the third quarter of 1999.

         Compensation expense increased 35% to $5.4 for the third quarter of 1999 as compared to $4.0 for the same period in 1998. General and administrative expense increased 42% to $2.8 for the third quarter of 1999 over the $1.9 for the same period in 1998. The increase in both compensation and general and administrative expense was due primarily to the acquisition of the three companies discussed above and the increase in personnel and expenses in Japan due to the increased volume of business generated by our joint venture investments.

         Depreciation and amortization expense increased 17% to $1.0 million from $864,000 due to the amortization of goodwill and other assets relating to the purchase of the three companies discussed above.

         Interest expense for the quarter ended September 30, 1999 increased 11% to $3.5 as compared with to $3.2 for the same period in 1998. Interest expense on the commercial property portfolio increased in the third quarter of 1999 over the same period in 1998 as a result of a complete quarter of interest expense incurred on two large office buildings acquired in September 1998 and to extensive tenant improvement work related to leasing activity on all of the commercial buildings.

         Provision for taxes for the three months ending September 30, increased to $1.1 million in 1999 from $311,000 in 1998. The tax expense during past years has been significantly less than the statutory rate due to substantial net operating losses carried forward which have been utilized in reducing our federal tax liabilities.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Total revenue for the nine months ended September 30, 1999 increased 106% to approximately $62.3 million from approximately $30.3 million during the same period in 1998. Property management and related fees of $21.2 million and sales of residential real estate of $23.9 million accounted for most of the increase.

         PROPERTY MANAGEMENT AND LEASING FEES. Kennedy-Wilson Properties Ltd., which includes the two property management companies acquired during the first and second quarters of 1999 and TechSource, a facilities consulting and construction management firm, acquired in December 1998, earned $18.0 million for the nine months ended September 30, 1999. Kennedy-Wilson Properties Ltd., acquired in July 1998, earned $5.9 million for the period ended September 30, 1998. During the same period in 1999, the commercial brokerage group earned $3.2 million in leasing commissions, asset management and advisory fees compared to $705,000 earned during the first nine months of 1998.

         BROKERAGE. Commission and fee income for the first nine months of 1999 was $6.4 million representing a 68% increase from the $3.8 million earned during the same period in 1998. An increase in the number and the value of the commercial transactions completed during the nine- month period ended September 30, 1999 accounted for the increase in revenue as compared to the same period in 1998. Included in the 1999 transactions were the sales of two hotels located in Washington, D.C. and San Francisco, California, a medical center in Seattle, Washington, four office buildings located in the greater Los Angeles area of California, a office building located in Hartford, Connecticut and two office buildings located in New York, New York. Commissions and fees earned in Japan totaled $1.5 million during the nine month period ended September 30, 1999 versus the $1.1 million earned during the same period in 1998, which included a commission earned on the sale of an office building in Tokyo. Residential brokerage revenue decreased 22% for the nine-month period ended September 30, 1999 due to a larger number of residential transactions completed during the same period in 1998.

         INVESTMENTS. For the nine months ended September 30, 1999, revenue from the sales of residential real estate was $23.9 million as compared to revenue of $10.9 million for the same period in 1998. Revenue earned during 1999 included $16.0 million from the sale of a 95-unit apartment building in Los Angeles, California. Additional revenue was earned from the sale of 16 homes in a project located in Palm Desert, California and the sale of 13 homes in a project located in Cathedral City, California. Revenue earned during 1998 relates to the sale of 24 condominiums in a project located in West Los Angeles, California, the sale of the last unit in a condominium project in Corona Del Mar, California, the sale of one home in the project located in Palm Desert, California and the sale of six homes in a project located in Granada Hills, California.

         Equity in income of investments with related parties and non-affiliates increased 347% to $1.0 for the nine-month period ended September 30, 1999 as compared to $230,000 for the period ended September 30, 1998. During the first nine months of 1999, most of the income was earned from joint venture investments in Japan relating to the asset settlements in Japanese note pools. The Company's investment in a loan servicing company and a real estate brokerage company in Japan earned $556,000 and $176,000 respectively. During the first nine months of 1998, income was earned from the Company's 25% investment in a ski resort in Colorado, the Company's 40% interest in the sale of a hotel located in Beverly Hills and from the Company's 50% interest in the sale of condominium units located in Los Angeles, California.

         Gain on sale of commercial real estate was $1.1 million for the nine months ended September 30, 1999 compared to $2.4 million for the nine months ended September 30, 1998. The sale of two land parcels in Hawaii accounted for the revenue earned in 1999, while the sale of an office building located in Santa Monica, CA. accounted for the revenue earned in 1998.

         Net rental income for the nine months ended September 30, 1999 increased 56% to $4.7 compared to $3.0 for the nine months ended September 30, 1998. The increase can be attributed to an aggressive leasing program initiated on all of our commercial buildings and the revenue from two large office buildings purchased during September 1998.

         Income on restructured notes receivable decreased 24% to $1.7 for the nine months ended September 30, 1999 compared to $2.3 for the same period in 1998. Revenue declined in 1999 due to the fact that most of the assets from the pools bought during 1996, 1997 and the first six months of 1998 have been settled. More recent note pool acquisitions are currently in the settlement process.

         Interest and other income increased 129% to $2.0 for the nine months ended September 30, 1999 from $878,000 for the same period in 1998. Most of the revenue is comprise of the interest earned on notes held on commercial and residential properties, restructured notes, and mezzanine loans. Mezzanine lending increased to $6.9 million as of September 30, 1999 from $1.6 million at September 30, 1998.

TOTAL OPERATING EXPENSES.

         Operating expenses increased 101% to approximately $55.4 million for the nine months ended September 30, 1999 from approximately $27.5 million for same period in 1998. This increase was due primarily to the $14.8 million in cost of goods sold associated with the gross sales revenue of $16.0 million for the sale of the apartment building referred to above in the sales of residential real estate. Other large increases occurred in compensation and general and administrative expense associated with nine months of operations for the property management company acquired in July 1998.

         Brokerage commissions and marketing expenses decreased 68% to $129,000 for the nine-month period ended September 30, 1999 compared to $405,000 for the same period in 1998 due to a decrease in the residential auction business, which typically results in higher brokerage commission and marketing expense.

         Cost of residential real estate sold increased to approximately $22.3 million from $9.6 million for the same period in 1998. The increase can be attributed to the sale of the 95-unit apartment building discussed above.

         Compensation expense increased 108% to $13.2 for the nine-month period ended September 30, 1999 compared to $6.3 for the same period in 1998. General and administrative expense increased 123% to $7.9 for the nine-month period ended September 30, 1999 compared to $3.5 for the same period in 1998. The increase in both compensation and general and administrative expense was due primarily to the expense associated with a full nine months of operations for Kennedy-Wilson Properties, Ltd. acquired in July 1998. Increases in personnel and general and administrative expenses also increased in Japan due to the increased volume of business generated by our joint venture investments.

         Depreciation and amortization expense increased 64% to $2.4 for the nine months ended September 1999 compared to $1.5 for the nine months ended September, 1998 due to the amortization of goodwill and other assets relating to the purchase of Kennedy-Wilson, Ltd. and the three companies discussed above. Additionally, tenant improvement costs increased the depreciation expense on the commercial building portfolio.

         Interest expense of $9.4 million increased 54% to $9.4 for the nine-month period ended September 30, 1999 over $6.1 million for the same period in 1998. This increase was due to the interest on the debt incurred by the acquisition of Kennedy-Wilson Properties, Ltd., the increase in borrowing under lines of credit and interest expense on the two large commercial buildings purchased in September 1998.

         Provision for taxes for the nine months ended September 30, 1999, increased to approximately $2.2 million compared to $445,000 for the same period in 1998. The tax expense during past years has been significantly less than the statutory rate due to substantial net operating losses carried forward which have been utilized in reducing our federal tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity and capital resources requirements include expenditures for real estate held for sale, distressed notes pools, the acquisition of property management portfolios, and working capital needs. Historically, we have not required significant capital resources to support our brokerage operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

         Cash used in operating activities during the nine months ended September 30, 1999 was about $9.7 million in 1999, compared to $360,000 in cash used in operating activities in 1998. The change included an increase in accrued expenses and other liabilities attributable primarily to the property taxes due on three Hawaii lots, offset by the decrease in accrued expenses as payments were made for 1998 bonuses and deferred compensation.

         Cash used in investing activities during the nine months ended September 30, 1999 was approximately $14 million in 1999, compared to $130.4 million in cash used by investing activities during the same period in 1998. The change resulted primarily from no acquisition of commercial properties in 1999 compared with six in the first quarter of 1998.

         Cash provided by financing activities was about $17.3 million in 1999, compared to cash provided by financing activities in 1998 of about $131.8 million. The change resulted from issuance of about $112.5 million of mortgage loans payable in 1998 compared to $4.9 million in 1999.

         To the extent that we engage in additional strategic investments, including real estate, note portfolio, or acquisitions of other property management companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current unsecured $39 million lines of credit with East-West Bank and Tokai Bank, which had an outstanding balance as of September 30, 1999 of $23.4 million, will provide us with sufficient capital requirements for the foreseeable future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk has not materially changed from what was reported on the Company's 1998 Form 10-K.

YEAR 2000 ISSUE

HOW DOES THE YEAR 2000 ISSUE IMPACT US?

         We are not currently aware of any internal Year 2000 problems that could be reasonably expected to have a material adverse impact on our business, results of operations and financial condition. The vendors from whom we acquire hardware and software for our new information technology system have indicated the products we use are currently Year 2000 compliant. The majority of the mechanical systems at the properties we own and manage have manual overrides. We plan to have a management team at each building immediately prior to January 1, 2000 who will be able to respond to any contingencies. In addition, our team at Kennedy-Wilson, TechSource will be assembled in their office ready to respond to any inquiries from the management teams.

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

         In addition, we cannot give assurances that governmental agencies, utilities third-party service providers and others outside of our control will be Year 2000 compliant. The failure of such entities to become compliant could result in a systemic failure beyond our control, such as loss of tele-communications or electrical failure, which could adversely impact our information technology systems or would allow tenants at the buildings we own or manage to terminate leases if such failures persist.

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Conditions and Results of Operations contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results, including but not limited to, (a) the inability to lease currently vacant space in properties; (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) increases in certain operating costs at properties;
(e) decreases in rental rate available from tenants leasing space in properties;
(f) unavailability of financing for acquisitions, development and redevelopment of properties; (g) increases in interest rates; and (h) a general economic downturn resulting in lower rents, rent delinquencies, and other downward pressure on commissions, occupancies and rents at properties.

         This report contains forward-looking statements as well as historical information. Forward looking statements, which are included in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the company's actual results and performance to be materially different from any results or performance suggested by the statements in this report.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The following Exhibits are included herein:

                                  EXHIBIT INDEX

ITEM                                        DESCRIPTION
----                                        -----------

10.1 Loan Agreements dated July 2, 1999 between the Registrant and Tokai Bank of California.
10.2     Promissory Note dated July 9, 1999 between the Registrant and
         East West Bank.
27.0     Financial Data Schedule.


         (b) Reports on Form 8-K

             None


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1999               KENNEDY-WILSON, INC.
                                       --------------------------
                                               Registrant


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