Form 10-K
period 1999-12-31
KENNEDY WILSON INC
filed 2000-03-30
CIK 885720

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                    --------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


          FOR THE TRANSITION PERIOD FROM                TO               .
                                         ---------------  ---------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 887-6400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH
    -------------------                          ------------------------------
                                                          REGISTERED
                                                          ----------
            None                                             None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 28, 2000, there were outstanding 9,085,773 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 28, 2000 was approximately $34,707,680 based on the closing price of $5.69 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's proxy statement for its 1999 Annual Meeting of Stockholders, to be held at a future date, are incorporated by reference into Part III of this report.

================================================================================

                              KENNEDY-WILSON, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                    ---------



                 CAPTION                                                                                        Page
                 -------                                                                                        ----
PART I
   ITEM 1.       Business.....................................................................................     3
   ITEM 2.       Properties...................................................................................    11
   ITEM 3.       Legal Proceedings............................................................................    11
   ITEM 4.       Submission of Matters to a Vote of Security Holders..........................................    11
PART II
   ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters........................    12
   ITEM 6.       Selected Financial Data......................................................................    13
   ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........    14
   ITEM 7A.      Quantitative and Qualitative Disclosure About Market Risk....................................    22
   ITEM 8.       Financial Statements and Supplementary Data..................................................    23
PART III
   ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    53
   ITEM 10.      Directors and Executive Officers of the Registrant...........................................    53
   ITEM 11.      Executive Compensation.......................................................................    53
   ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...............................    53
   ITEM 13.      Certain Relationships and Related Transactions...............................................    53
PART IV
   ITEM 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K..............................    54


ITEM 1. BUSINESS

OVERVIEW

        We are an integrated, international real estate services and investment company. Founded in 1977, we were later incorporated in Delaware and became a public company in 1992. We deliver a complementary array of real estate services. Headquartered in Beverly Hills, we have approximately 854 full and 53 part time employees in offices throughout the U.S. and in an office in Japan. We initially gained recognition in the U.S. real estate market through our residential real estate auction services. Over time, we diversified our business so that we now provide:

-    Commercial and residential property management and leasing;
-    Management of real estate and note pool investments; and
-    Commercial and residential brokerage, including auction marketing.

        In addition to these real estate related services, we invest for our account in:

-    Commercial and residential real estate; and
-    Pools of secured and unsecured distressed notes
-    Ventures in internet related real estate companies

        Our clients include large U.S. and Japanese financial institutions, major corporations, pension funds, real estate developers, insurance companies and governmental entities.

        We have had a presence in Japan for ten years through which we have developed significant relationships with Japanese companies and financial institutions. In 1995, we opened our Tokyo office. It is primarily staffed with eight Japanese employees, with knowledge of the local culture and real estate market. We believe that success in the Japanese real estate market is determined primarily by a company's reputation and its business relationships, not solely by its access to capital. We have entered into joint venture relationships with companies and partnerships affiliated with Colony Capital, Inc. and Cargill, Incorporated to invest in Japanese real estate and distressed notes. We believe that these joint venture parties were attracted to us, in large part, by our strong Japanese presence. See Note 18 to the Company's financial statements.

OUR BUSINESS OPERATIONS

PROPERTY MANAGEMENT AND LEASING

        We are a nationwide commercial and residential property management and leasing company. We provide a full range of services relating to property management, including:

-    Commercial and residential building management;
-    Leasing;
-    Construction management;
-    Engineering services;
-    Technical services; and
-    Environmental management.

        We have managers in ten regional offices -- Beverly Hills, New York, Dallas, Austin, Houston, San Francisco, Seattle, Walnut Creek, Minneapolis and Chicago -- supervising approximately 854 full-time and 53 part-time employees who assist in managing more than 125 office and industrial buildings, commercial garages and multi-unit residential complexes in 26 different states and the District of Columbia. We have approximately 75 million gross square feet of real estate under management.

        As part of our strategy for providing our property management clients with the best services possible, we apply the same approach in managing our clients' properties as we do in managing our own, where our primary objective is to maximize the return on investment. To this end, we work with each client to ascertain its goals and expectations and to design strategic plans for marketing and improving each property in a way that increases the client's returns. We also strive to maximize our clients' returns by reducing property operating expenses through the discounts and lower prices that we generally obtain for vendor services and supplies such as janitorial and gardening services and office supplies. As a result of our national purchasing programs and service provider alliances, we can generally secure these services and supplies for less than the manager of a single property.

        We are actively seeking to expand our property management and leasing operations through the acquisition of property management and leasing companies, the marketing of our property management services to our existing brokerage clients and the development of new, institutional clients. We also charge our property managers and leasing agents with the responsibility of bringing in new business and we compensate them with bonuses when they are successful in doing so. In addition to expanding our property management business in the U.S., we also intend to expand that business into Japan in concert with our efforts to invest in Japanese real estate.

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

The properties for which we have brokered sales are located throughout the U.S. with a significant concentration in California. We have also sold properties in Japan and Canada.

        We strive to achieve the best results for our clients and to provide superior customer service that focuses on personalized attention, frequent updates on marketing efforts and utilization of our international relationships and our complementary array of real estate services. The following is a sample of the real estate services that we provide in connection with our brokerage activities:

-    Property valuations;
-    Development and implementation of marketing plans;
-    Sealed bid auctions; and
-    Open bid auctions.

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

        We obtain our commercial brokerage engagements primarily through our existing relationships with over 100 institutional and corporate owners of real estate primarily located in the U.S. Our clients are located in the U.S., Japan, Canada, Australia and Hong Kong.

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

        When we engage in a competitive bidding process for brokerage engagements, our brokerage commission rates are often structured to demonstrate our confidence in our ability to sell the property at a favorable price.
For example, we might offer a property owner a market or below-market brokerage commission rate for selling a property at the price the owner initially expects and a higher rate for selling the property for a higher price. On average, our commercial brokerage assignments last for six months from the listing of the property to the payment of a brokerage commission upon its sale.

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

AUCTION SERVICES.

        On A national and international basis, we provide our clients with auction marketing services to sell both commercial and residential real estate. Auctions provide a seller an opportunity to concentrate the marketing efforts and sell its holdings on one established date. By doing so, the seller can increase liquidity and avoid long-term carrying costs and the risk of a drop in market value. For these reasons, we believe that the net proceeds to the seller following an auction sale of multiple units often exceeds what the net proceeds would have been had the units been sold individually through conventional brokerage arrangements. The typical auction marketing program spans approximately four months from the time that we sign the agreement with our client to the date of the auction.

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

        Depending on the size of the property, the availability of capital and our assessment of risks, we either acquire a property as part of a joint venture or entirely for our own account. Historically, we have used joint ventures to acquire larger commercial buildings, typically those with more than 250,000 square feet of space. In these transactions, our joint venture partner typically contributed the majority of the capital while we contribute the remainder of the capital along with our marketing expertise. In some cases we have provided the joint venture fee based asset management services. These transactions have offered us the ability to leverage our capital and diversify the risks associated with owning these larger properties.

        We generally finance the acquisitions of our wholly owned real estate with mortgage loans and mezzanine financing. In our typical mezzanine financing transaction, we are required to make an equity investment of 25% to 35% of the purchase price, of which 70% to 80% of that equity investment is financed by the mezzanine lender. The remainder of the investment is generally financed by a mortgage lender. Typically, the mezzanine lender receives interest on its loan and a share of the sale proceeds. The share of the sale proceeds is generally determined by the amount of the loan and the period of time which the property is held. In this type of arrangement, we control the management of the property, including the timing and marketing of the property's sale.

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

        Historically, we have acquired these pools from regulatory agencies such as the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. We have also purchased notes from various U.S. private sellers, such as banks, savings institutions, mortgage companies and insurance companies. Most of these notes were originated by lenders in California, Texas, Florida and Hawaii.

        Recently, we expanded our operations to include the acquisition of note pools of distressed Japanese notes. In September 1998, the Kennedy-Wilson/Colony partnership purchased for $24.0 million a pool of distressed Japanese notes with a face value in excess of $400.0 million, some of which are secured by real estate and personal property. In addition, the pool also included commercial and residential properties. Since 1998, the Company has purchased 10 more note portfolios in Japan with capital partners such as Colony and Cargill.

        In March 1999, we entered into a joint venture agreement with an entity affiliated with Cargill, Incorporated. The present investment strategy of the Kennedy-Wilson/Cargill joint venture is to acquire on a privately negotiated basis pools of distressed Japanese real estate secured notes that cost from $3.0 million to $10.0 million. In addition to our 5.0% contribution, we will provide the Kennedy-Wilson/Cargill joint venture asset management and disposition services on a fee basis. During 1999, the joint venture acquired seven note pools for approximately $32 million.

MEZZANINE LENDING

        In 1997, we began making mezzanine loans to real estate developers for new single-family, residential developments. Total project costs for these developments typically range from $5.0 to $25.0 million, and our mezzanine loans typically range from $500,000 to $1.0 million. We expect to hold these loans for a period of less than two years. Presently, the borrowers pay interest at 10% per annum, and we are entitled to a participation in any profits from the development. We also, generally, collect at the closing of each loan a 1% set-up fee. We have made six loans of this type, each of which remains outstanding. The aggregate outstanding principal balance of all six loans including accrued interest is approximately $8.6 million.

EQUITY INVESTMENTS IN OTHER COMPANIES

        Asset One. In April 1998 we acquired a 40% equity interest in Asset One, a Japanese corporation with an office in Tokyo. Asset One is a loan servicing company, part of Asset One's business includes servicing the loans in our distressed Japanese loan pools.

        Jutaku Ryutsu. In March 1998 we acquired a 30% equity interest in Jutaku Ryutsu, a Japanese corporation with offices in Tokyo, Osaka and Fukuoka, Japan. Jutaku Ryutsu is a brokerage company that specializes in selling real estate assets between $500,000 and $10 million in value. Jutaku Ryutsu assists us with our acquisition due diligence on our Japanese loan pools and real estate and the disposition of those assets.

        Kennedy Goldman. In June 1997 we acquired, a 20% equity interest in Kennedy Goldman (HK) Limited, a Hong Kong corporation, located in Hong Kong. Kennedy Goldman is a real estate services company specializing in leasing and real estate investment brokerage in Hong Kong. We acquired this interest in order to maintain a presence in the Hong Kong real estate market and business relations with Asian real estate investors. We have the right to elect one director on Kennedy Goldman's Board of Directors.

        Kennedy-Wilson Real Estate Technology Division. In December 1999, the Company formed this group to manage the Company's business-to-business venture capital investments in real estate related technology companies. Kennedy-Wilson has made investments in eProperty.com, the Company's PropertyFirst.com proprietary online real estate transaction and services company and a leading commercial multiple listing company on the internet. Subsequent to year-end, the Company closed a bridge financing for Infocrossing, Inc., a collocation service provider, and Struxicon, a vertical construction portal. These technology investments are reflective of the Company's ability to leverage its existing relationships. For example, the Company's commercial brokerage business led to Kennedy-Wilson's investment in PropertyFirst. The Company access to building owners in the 75 million square feet under management made the Company an investor and partner in Struxicon. The Company's ability to source potential data center sites prompted Infocrossing, Inc. to invite the Company as an investor. Kennedy-Wilson's technology investments are expected to enable to the Company to provide a wide range of Internet business solutions to its clients.

GOVERNMENT REGULATIONS

        Our brokerage and property management operations are subject to various federal, state and local regulations in the U.S. and in Japan. We must have an officer licensed as a real estate broker or we must associate with a broker licensed by each state within the U.S. in which we provide brokerage or property management services. In California, we must have an officer licensed as a real estate broker in order to be exempt from California's lender licensing requirements with respect to the real estate secured mezzanine loans that we make. Each of our employees that performs certain brokerage functions in any particular state must be a licensed real estate salesperson in that state and he or she must work under the supervision of a broker licensed by that state. In addition to these licensing requirements, certain state governmental entities, such as the California Department of Real Estate, regulate our brokerage and property management operations by requiring our resident operative subsidiary to be licensed. We believe that we are in compliance with all material licensing requirements and regulations in states and countries in which licenses are required and in which we are engaged in material brokerage and property management activities.

        In various states, governmental entities license individual auctioneers and/or administers various regulations governing their activities and may require that auctioneers post bonds. We believe that we are in compliance with all material licensing and bonding requirements in all states in which auctioning licenses and bonds are required and in which we are engaged in material auction activities.

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

          Our investment operations compete to varying degrees with real estate investment partnerships and other investment companies. Many of these competitors have significantly greater capital resources. Some of these competitors, however, focus on acquisitions, which are larger in size than those historically targeted by us. We believe that we also compete to a lesser degree with real estate investment trusts that seek to acquire similar assets. We compete with these other investors on the basis of the amounts that we pay for the investments acquired.

EMPLOYEES

        We have approximately 854 full-time and 53 part-time employees in the U.S. and in Japan. None of our employees are represented by a collective bargaining agreement. Our compensation policies are designed to attract, retain and motivate the employees that are an integral part of our profitability. Generally, executive officers and brokers receive a base salary and a variety of performance based rewards including stock options and bonus based on the profitably of their operation units. These employees, other than those in our property management and leasing group, receive a relatively low base salary, with the bulk of their salary being paid in the form of a performance based bonuses. The upper level employees in the property management and leasing group receive a market based salary and performance based bonuses. In either case, the bonuses are based in part upon the profitability of the group with which the employees are affiliated as well as our overall performance. As a result, employees are encouraged to meet individual goals as well as to contribute their expertise and efforts on behalf of their group. In addition to promoting the generation of revenues, our bonus structure also encourages our employees to control costs because the bonuses paid are based on the profits of their operations.

ITEM 2. PROPERTIES

        Our executive and administrative offices are located at 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California, and consist of approximately 26,000 square feet in an office building managed by us. We also lease space for our regional and branch offices and sublease space to third parties. These facilities, including our Beverly Hills headquarters, comprise a total of approximately 126,998 square feet of leased space, with an annual aggregate base rental of approximately $2.8 million. Each of these leases is scheduled to expire within the next five years. We believe that we will be able to renew any expiring lease or obtain suitable office space to replace such leased facility, as necessary, without any material increase in our rental costs.

        As described above, we also buy and sell real estate in the ordinary course of our business.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various legal proceedings generally incidental to our business and routine. These matters are generally covered by insurance. The ultimate disposition of these ordinary proceedings is not presently determinable. However, based upon current available information, we believe that the outcomes of these proceedings will not have a material adverse effect on our financial position or results of operations and that the existing proceedings, individually or collectively, are not material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Company's Common Stock trades on The NASDAQ National Market under the symbol: KWIC. The following table sets forth the high and low closing sale prices per share of our Common Stock as reported in the NASDAQ National Market, adjusted for a 200% stock dividend paid April 10, 1998 and a 50% stock dividend paid December 15, 1998, where appropriate.


                                          HIGH       LOW
                                          ----       ---
1998-
    First Quarter                       $  8.78   $  3.67
    Second Quarter                      $ 12.67   $  6.33
    Third Quarter                       $  9.00   $  6.00
    Fourth Quarter                      $  8.50   $  5.00
1999-
    First Quarter                       $13.375   $ 7.250
    Second Quarter                      $10.500   $ 8.563
    Third Quarter                       $10.688   $ 7.813
    Fourth Quarter                      $10.125   $ 7.500

As of March 28, 2000, there were approximately 1,068 holders of our Common Stock. Since the completion of our initial public offering in August 1992, we have not paid any cash dividends, and we have no present intention to commence the payment of cash dividends. However, our Board of Directors may determine to pay cash dividends on our Common Stock in the future depending on our results of operations, financial condition, contractual restrictions and other factors our Board may deem relevant from time to time.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 1999. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                  1995           1996            1997          1998          1999
                                                                --------       --------      ----------      --------      --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Total revenues .............................................    $ 20,610       $ 31,967      $   26,999      $ 50,872      $ 88,610
Total expenses .............................................    $ 33,752       $ 28,376      $   22,768      $ 44,710      $ 80,172
Income (loss) from operations ..............................    $(13,142)      $  3,591      $    4,231      $  6,162      $  8,438
Net income (loss) ..........................................    $(13,186)      $  3,531      $    4,030      $  5,325      $  5,609

Basic income (loss) before extraordinary items per share ...    $  (1.74)      $   0.50      $     0.65      $   0.85      $   0.68
Basic extraordinary item per share .........................         N/A            N/A            0.01           N/A           N/A
Basic net income per share .................................    $  (1.74)      $   0.50      $     0.66      $   0.85      $   0.68
Basic weighted average shares ..............................       7,575          7,087           6,104         6,254         8,219

Diluted income before extraordinary items per share ........         N/A       $   0.50      $     0.64      $   0.78      $   0.58
Diluted extraordinary item per share .......................         N/A            N/A      $     0.01           N/A           N/A
Diluted net income per share ...............................         N/A       $   0.50      $     0.65      $   0.78      $   0.58
Diluted weighted average shares ............................         N/A          7,094           6,187         6,801        10,015




                                                                                      AS OF DECEMBER 31,
                                                                                      ------------------
                                                                1995          1996          1997          1998          1999
                                                              --------      --------      --------      --------      --------
                                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets ...........................................      $ 37,651      $ 51,114      $ 45,718      $204,816      $135,150
Long term debt .........................................      $ 24,449      $ 20,516      $ 15,102      $136,130      $ 27,901
Total liabilities ......................................      $ 29,706      $ 40,732      $ 34,124      $182,036      $ 88,464
Total stockholders' equity .............................      $  7,945      $ 10,382      $ 11,594      $ 22,780      $ 46,686

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are an integrated, international real estate services and investment company with offices throughout the United States and in Japan. Through our subsidiaries, we provide a complementary array of real estate services, such as property management and leasing, real estate brokerage services including auction marketing, Asian real estate operations, asset management, and real estate technology products and services. Additionally, on our own account and through joint venture we invest in real estate and note pool investments. Our revenues in 1997, 1998 and 1999 were $27.0 million, $50.9 million, and $88.6 million, respectively. Our net income for the same periods was $4.0 million, $5.3 million, and $5.6 million, respectively.

        In 1998, we substantially increased our activities in Japan, including a joint venture with an affiliate of Colony Capital, Inc. This joint venture provides a framework for the investment of up to $100.0 million, $2.0 million of which would be invested by us, in Japanese real estate and pools of distressed notes, of which approximately half has been invested to date. Under the terms of the joint venture agreement, we provide Japanese real estate expertise and receive acquisition, management and disposition fees. The joint venture agreement also requires us to provide 2.0% of the required equity in any investment. In addition, we made minority investments in brokerage and loan servicing businesses in Japan and have expanded the size of our direct employee base in Japan to eight real estate professionals. As part of our strategy, we plan to grow our business in Japan, continuing to emphasize fee-based sources of income. In furtherance of this strategy, we entered into a joint venture and strategic alliance with an affiliate of Cargill, Incorporated in March 1999 to invest in small- and medium-sized pools of distressed notes. In 1999 we started Pacific Servicing Company, Ltd., a licensed Japanese loan servicing and a wholly own subsidiary of Kennedy-Wilson Japan, to handle over 1,000 non-performing loans for the Company and its co-investors, Colony and Cargill.

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

        In July of 1998 we acquired Heitman Properties, Ltd., a nationwide commercial and residential property management and leasing company which had approximately 48 million square feet of property under management. We funded this acquisition with a $21.0 million loan from Colony-KW, LLC, an affiliate of Colony. We made this acquisition, and the acquisition of five other property management companies during 1999, as part of a strategy to increase recurring fee income as a percentage of total revenues. In April 1999, we acquired Coastal Commercial Real Estate Services Inc., a Los Angeles based company that manages and leases a portfolio of approximately 6 million square feet of real estate primarily located in Arizona, Texas and California. In June 1999, we acquired Jones Lang Wooton California, Inc., a regional property management firm that manages and leases a portfolio of approximately 7 million square feet of office and industrial real estate located in northern and southern California. In September 1999, we acquired TRF Management Corp, a commercial property management and brokerage firm that manages a portfolio of approximately 4 million square feet of real estate primarily in the pacific northwest. In October 1999, we purchased Fults Real Estate Services, a Texas-based property management and brokerage company with a portfolio of approximately 8.4 million square feet under management. In November 1999, we acquired SynerMark Holdings, a full service real estate company, providing asset and property management, development, financing, leasing, and construction services for a portfolio of office, industrial, residential, and retail properties primarily located throughout Texas with a portfolio totaling approximately 6.4 million square feet. All of these transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the fair values of contracts and furniture and fixtures, with any residual amounts allocated to goodwill.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

TOTAL REVENUES

        Total revenues for 1999 were $88.6 million, which represents a 74.2% increase over $50.9 million in 1998. Earnings before taxes for 1999 were $8.4 million, which represents a 36.9% increase over 1998 of $6.2 million. Net income for 1999 was $5.6 million, which represents a 5.3% increase over $5.3 million in 1998.

        Property Management. In 1999 our property management and leasing operations generated $29.6 million of revenues, representing 33.4% of our total revenue and a 108.2% increase over property management revenue of approximately $14.2 million in 1998. In July 1998, we acquired Heitman Properties, Ltd., from Heitman Financial, Inc., and renamed it Kennedy-Wilson Properties, Ltd. During 1999, we acquired five additional property management companies and consolidated them under Kennedy-Wilson Properties, Ltd's, umbrella. As of December 31, 1999, we had under management a portfolio of approximately 75 million square feet of commercial, industrial and apartment properties located in 26 states and the District of Columbia.

        Brokerage. Brokerage commission revenues in 1999 were $10.6 million, representing 11.9% of total revenues and a 115% increase over brokerage commission revenues in 1998 of $4.9 million. During 1999, the brokerage division sold approximately $1.4 billion of real estate in approximately 35 sales transactions. This compares with approximately 30 transactions in 1998 with an approximate aggregate value of $522.9 million. Residential brokerage sales accounted for $596,000 and $745,000 in 1999 and 1998, respectively. This reflects a continued trend toward increased brokerage commissions from commercial sales and decreased brokerage commissions from residential sales. Commercial properties typically have higher sales prices but lower brokerage commission rates compared to residential properties. The costs associated with a commercial assignment tend to be lower than those associated with residential assignments.

        Investments. Sales of residential real estate were $25.7 million in 1999, representing 29.0% of total revenues, compared to $13.8 million in 1998, which represented 27.2% of total revenue. Total revenue from residential real estate sales increased 86.2%. This increase is due to sales from four projects in 1999, including a single family home in West Los Angeles, sixteen units of a 23-unit single family development in Palm Desert, the bulk sale of a 95-unit apartment in West Los Angeles and 17 units in a 109 unit single family development in Cathedral City, CA. This compares to revenues in 1998 from the sale of a 10-unit single family home development in north Los Angeles, seven units of the 23 unit single family development in Palm Desert, and the bulk sale of a 24-unit condominium project in West Los Angeles. The sales of residential real estate for both years reflect our strategy to sell upon completion of planned improvements, rather than holding for speculation.

        Equity in income of investments with related parties and non-affiliates and gain on sale of partnerships totaled $4.5 million in 1999, or 5.1% of total revenue compared to $4.7 million realized in 1998. In 1999, gain on sale of partnership interest was $2.4 million from the sale of our interest in a joint venture that owned a commercial office building. In 1998, we sold our interest in a joint venture that owned two commercial office buildings in downtown Los Angeles. In both cases, we sold our interest in the joint venture because we had completed the process of stabilizing the properties. Revenue from joint venture investments in Japan was $1.6 million in 1999 representing a 232% increase over the 1998 revenue of $482,000 due to increased settlement of the non performing note pools acquired through the joint ventures. The revenue related to these investments was $689,000 and $590,000 in 1999 and 1998, respectively.

        Gain on sale of commercial real estate was $7.1 million in 1999 or 7.9% of total revenues compared to $2.7 million in 1998 or 5.2% of total revenue. During 1999, we sold a 306,000 square foot office building and a five-story parking garage both located in Los Angeles and 1000 acres of land on the island of Hawaii. During 1998, we sold two commercial properties, consisting of a 36,000 square foot building in Santa Monica, and a 28,000 square foot building in downtown Los Angeles. The commercial buildings were sold after the completion of the stabilization process.

        Gains on restructured notes totaled $2.9 million in 1999, or 3.3% of total revenues, a 26.4% decrease from $3.9 million in 1998. This decrease can be attributed to a reduction in the number of U.S. note purchases in 1999. The gain in both years reflects our continued progress in liquidating our portfolios of distressed notes that were purchased at substantial discounts to face value. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

        Net rental income was $6.4 million in 1999, or 7.2% of total revenues, representing a 38.6% increase from $4.6 million in 1998 or 9% of total revenue. The increase reflects a full year of income on properties purchased during the last six months of 1998, as well as income resulting from our aggressive leasing program.

TOTAL OPERATING EXPENSES.

        Operating expenses in 1999 were $80.2 million, representing a 79.2% increase over $44.7 million in 1998. Part of the increase represents the higher cost of goods sold associated with the sales of residential real estate discussed above. The balance of the increase in operating expense was primarily associated with the five property management acquisitions, as well as a full year of expense relating to the July 1998 acquisition of Heitman Properties, Ltd. Additionally, a full year of interest expense associated with the commercial properties acquired in the third and fourth quarters in 1998, contributed to the overall increase in expenses.

        Brokerage commissions and marketing expenses decreased 52.4% to $253,000 in 1999 from $532,000 in 1998, primarily as a result of the decreased auction sales, which are typically more expensive than sealed bid sales or traditional brokerage sales.

        Cost of residential real estate sold was $24.3 million in 1999, a 98.0% increase from $12.2 million in 1998. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

        Compensation and related expenses was $28.3 million in 1999, up 93.9% from $14.6 million in 1998. The increase reflects a full year of compensation expense relating to the acquisition of Heitman Properties, Ltd. in July of 1998 and increases relating to the acquisition of five additional property management companies in 1999. As a result of these acquisitions, the number of our employees has increased from 60 employees in the first quarter of 1998 to approximately 907 employees by December 31, 1999.

        General and administrative expenses were $12.4 million in 1999, representing a 80.6% increase over 1998 expenses of $6.9 million. The increase is due primarily to the additional expenses associated with our property management operations and the expansion of our operations in Japan.

        Depreciation and amortization expense increased to $3.5 million in 1999, a 70.3% increase over the $2.1 million in 1998. The increase was due, in part, to the amortization of the goodwill and property management contracts associated with the acquisition of the property management companies. In 1998, the amortization of the goodwill and contracts associated with the purchase of Heitman Properties, Ltd. from its acquisition in July 1998 and amounted to about $800,000. In 1999, the amortization expense relating to the Heitman Properties acquisition as well as the amortization of cost associated with the additional property management companies acquired amounted to approximately $2.4 million. In addition, due to improved occupancy in the Company owned buildings, the amortization of tenant improvements and leasing commissions associated with new leases amounted to approximately $900,000.

        Interest expense was $11.4 million in 1999, compared to $8.4 million in 1998, representing a 36.2% increase. The increase results from the full year of interest relating to the commercial buildings purchased in the third and fourth quarters of 1998.

        The provision for income taxes was $2.8 million in 1999, a 238% increase over the $837,000 in 1998. The tax expense in previous years has been significantly less than the statutory rate due to a net operating loss carryforward which has been utilized in reducing the Company's federal tax liabilities. In 1998, the Company had substantially used up the net operating loss carryforward, which resulted in a significantly higher tax liability in 1999.

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

        Property Management. In 1998 our property management and leasing operations generated $14.2 million of revenues, representing 27.9% of our total revenue. On July 17, 1998 we acquired Heitman Properties, Ltd., from Heitman Financial, Inc., and renamed it Kennedy-Wilson Properties, Ltd. In July 1998 and December 31, 1998, this subsidiary generated $12.7 million of our $14.2 million in property management fees and leasing commissions. As of December 31, 1998, we had under management a portfolio of approximately 48 million square feet of commercial, industrial and apartment properties located in 26 states and the District of Columbia.

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

        Equity in income of investments with related parties and non-affiliates and gain on sale of partnership increased in total to $4.7 million in 1998, or 9.2% of total revenue, a 227.7% increase from the $1.4 million realized in 1997. The gain on sale of partnership interest was $4.1 million. The increase was substantially due to the gain on sale in 1998 of our interest in a joint venture that owned two commercial office buildings in downtown Los Angeles. We sold our interest in the joint venture because we had completed the process of stabilizing the properties, which included increasing average occupancy of the properties from approximately 45% at acquisition in 1996 to approximately 80% at the time of sale. Both 1998 and 1997 included revenues from the sale of 88 condominium units from a 109-unit joint venture project located in near downtown Los Angeles. The sales of these units occurred over the two years as planned improvements to the units were completed.

        Gain on sale of commercial real estate was $2.7 million 1998, or 5.2% of total revenues, down 58.2% from $6.3 million in 1997. The decline resulted from the fact that in 1997 we sold five commercial properties including a 46,000 square foot property in Santa Monica, a 50,000 square foot property in West Los Angeles, 30,000 square foot property in Anaheim, a 61,000 square foot property in Pasadena and a 20,000 square foot property in Santa Monica. In 1998, we sold two commercial properties, consisting of a 36,000 square foot building in Santa Monica, and a 28,000 square foot building in downtown Los Angeles. All properties were sold after the completion of the stabilization process.

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

        Provision for income taxes was $837,000 in 1998, a 198.9% increase over the $280,000 in 1997. The tax expense has been significantly less than the statutory rate due to substantial net operating losses carryforward which have been utilized in reducing the Company's federal tax liabilities. At December 31, 1998, the Company has available net operating losses carryforward totaling approximately $219,000.

LIQUIDITY AND CAPITAL RESOURCES

        Our liquidity and capital resources requirements include expenditures for real estate held for sale, distressed notes pools, joint venture investments, the acquisition of property management portfolios, and working capital needs. Historically, we have not required significant capital resources to support our brokerage operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of a default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry. Exceptions where the lender may proceed against the borrower or guarantor, if any, include the initiation of bankruptcy proceedings by the borrower, and fraud or misrepresentation in obtaining the loan.

        Cash used in operating activities was about $6.4 million in 1999, compared to $3.7 million in cash provided by operating activities in 1998. The change included an increase in other assets attributable primarily to the property management company. The cash used in operating activities was about $3.0 in 1997. The change from 1998 included an increase in accounts receivable attributed primarily to the property management fees which are received one month in arrears, as well as leasing commission earned but not received, offset by increased accrued expenses which include bonuses and deferred compensation.

        Cash used in investing activities was about $4.1 million in 1999, compared to cash used in investing activities of $136.0 million in 1998. The changes resulted from proceeds from sales of commercial and residential real estate as well as collection of notes receivable and the investments in privately held internet related real estate companies. Cash provided by investing activities was about $21.5 million in 1997. The change resulted primarily from our purchases of real estate held for sale of $123.0 million, which was attributable to our commercial property acquisitions. In addition, in 1998, we purchased Heitman Properties, Ltd. for about $21.0 million, which was allocated to contracts, furniture and fixtures, and goodwill.

        Cash provided by financing activities was about $5.9 million in 1999, compared to cash provided by financing activities of approximately $131.8 million in 1998. The changes resulted from the $18.5 million raised in the public offering completed in 1999 and borrowings under various credit facilities offset by the repayment of mortgage loans on the sale of commercial and residential properties, and the partial repayment of subordinated debt. Cash used in financing activities was about $10.0 million in 1997.

The change resulted from $114.7 million in mortgage loans payable related primarily to the purchase of the commercial properties referred to above as well as the increase of $7.5 million in restricted cash reserves established by the lenders for these properties. In addition, we issued $21.0 million in subordinated debt related to the purchase of Heitman Properties, Ltd., received $5.2 million in proceeds from the sale to Colony Investors III, L.P. of 660,128 shares of the Company's common stock and $7.5 million proceeds in convertible debentures with a related party of Cahill Warnock company.

        We have an unsecured credit facility with East West Bank. In July 1999, we increased the facility to $24.0 million with an interest rate of LIBOR plus 2% and a maturity date of June 6, 2000. We use this facility primarily for working capital purposes and acquisitions.

        In July 1999, we entered into an unsecured revolving loan agreement with Tokai Bank of California for $15 million with an interest rate of the lessor of LIBOR plus 2.0% or prime rate, payable monthly and a maturity date of July 2001. We use this facility primarily for working capital purposes and acquisitions.

        In July 1998, we entered into a bridge loan agreement with Colony K-W, LLC that provided us with $21.0 million in subordinated debt, the proceeds from which we utilized to consummate our acquisition of Heitman Properties, Ltd. This debt bears interest at a rate of 14.0%, and a maturity date of July 16, 2000. The outstanding balance was $9.0 million as of December 31, 1999. Subsequent to year-end 1999, we paid down an additional $5.0 million in principal.

        In May 1999, we completed a public offering of 2,300,000 shares of common stock. The new shares were priced at $9.00 per share, resulting in net proceeds of approximately $18.5 million. The proceeds of the offering were used to pay down existing debt.

        As of December 31, 1999, we had $11.4 million in mortgage notes payable. We used proceeds from these loans to finance the acquisition of commercial and residential properties, that are secured by both first and second mortgage liens. All but $5.3 million of these loans are non-recourse against the borrower or guarantor, except in certain circumstances that are standard in the real estate industry. We plan to repay each note upon the sale of the corresponding secured property.

        To the extent that we engage in additional strategic investments, including real estate, note portfolio, or acquisitions of other property management companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current lines of credit with East-West Bank and Tokai Bank of California, will provide us with sufficient capital requirements for the foreseeable future.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities was issued June 1998, applicable for all fiscal years beginning after June 15, 1999. Management does not expect this pronouncement to have a material impact on the Company's financial statements.

YEAR 2000 ISSUE

        We identified two primary systems affected by the Year 2000 Issue. First, we rely upon information technology systems to run software for databases, accounting, word processing, e-mail and other programs necessary to our business. Second, certain mechanical systems in the buildings we manage and own, such as fire safety systems, key card access devices and air conditioning and heating units, may be reliant, to some degree, on computer systems for various functions. As of March 28, 2000, we did not experience any significant Year 2000 problems nor did we experience any interruptions in our normal operation as a result of the Year 2000 issue, neither internally nor from outside vendors, supplier, agencies or related parties.

        The total cost for our Year 2000 compliance effort was minimal nor did it have a material effect on our financial position or results from operations. The majority of the expenditure was spent on replacing hardware and software and on testing. We do not expect to incur any additional cost associated with the Year 2000 issue.

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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 1999 and 1998. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 1999 and 1998. (See Consolidated Financial Statements - Note 2, Fair Value of Financial Instruments) The Company decreased its borrowings with variable interest rates to $42.9 million in 1999 from $132.0 million in 1998. Management does not perceive a long-term risk associated with the loans relating to its commercial and residential real estate, since typically properties are sold within a one to three year period and in most cases, the debt is non-recourse to the Company. Additionally, management closely monitors the fluctuation in interest rates, and if rates were to increase significantly, the Company believes that it would be able either to hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.


                                                                    PRINCIPAL MATURING
                           -------------------------------------------------------------------------------------------------
                               2000             2001             2002             2003             2004          Thereafter
                           ------------     ------------     ------------     ------------     ------------     ------------
Interest rate sensitive
  Cash and cash            $  7,243,000
   Average interest                4.00%
                           ------------     ------------     ------------     ------------     ------------     ------------
                           $  7,243,000
                           ============     ============     ============     ============     ============     ============


Interest rate sensitive
  Variable rate            $ 26,321,000     $ 16,533,000
   Average interest                8.96%            8.74%

  Fixed rate               $ 10,633,000     $  2,354,000     $  1,306,000                                       $  7,500,000

   Average interest               11.22%            7.18%            6.57%                                              6.00%
                           ------------     ------------     ------------     ------------     ------------     ------------
                           $ 36,954,000     $ 18,887,000     $  1,306,000     $         --     $        --      $  7,500,000
                           ============     ============     ============     ============     ============     ============
    Weighted average
     interest rate                 9.61%            8.55%            6.57%            0.00%            0.00%            6.00%
                           ============     ============     ============     ============     ============     ============



                                            Fair Value
                               Total     December 31, 1999
                           ------------  -----------------

Interest rate sensitive
  Cash and cash            $  7,243,000     $  7,243,000
   Average interest
                           ------------     ------------
                           $  7,243,000     $  7,243,000
                           ============     ============


Interest rate sensitive
  Variable rate            $ 42,854,000     $ 42,854,000
   Average interest                8.88%

  Fixed rate               $ 21,793,000     $ 21,793,000

   Average interest                8.71%
                           ------------     ------------
                             64,647,000     $ 64,647,000
                           ============     ============

    Weighted average
     interest rate                 8.82%
                           ============




                                                                           PRINCIPAL MATURING IN:
                                       ------------------------------------------------------------------------------------------
                                            1999               2000               2001               2002               2003
                                       --------------     --------------     --------------     --------------     --------------
Interest rate sensitive assets
  Cash and cash equivalents            $    9,838,000
    Average interest rate                        4.00%
                                       $    9,838,000
                                       ==============     ==============     ==============     ==============     ==============

Interest rate sensitive liabilities
  Variable rate borrowings                 23,596,000     $      408,000     $   99,412,000     $    1,114,000     $       83,000
    Average interest rate                        8.91%              9.16%              9.66%             10.16%             10.66%

  Fixed rate borrowings                $   16,789,000         14,000,000
    Average interest rate                       14.40%             14.65%
                                       --------------     --------------     --------------     --------------     --------------
                                       $   40,385,000     $   14,408,000     $   99,412,000     $    1,114,000     $       83,000
                                       ==============     ==============     ==============     ==============     ==============
      Weighted average
      interest rate                             11.19%             14.49%              9.66%             10.16%             10.66%
                                       ==============     ==============     ==============     ==============     ==============



                                       ---------------------------------      Fair Value
                                         Thereafter           Total        December 31, 1998
                                       --------------     --------------   ------------------

Interest rate sensitive assets
  Cash and cash equivalents                               $    9,838,000     $    9,838,000
    Average interest rate
                                                          $    9,838,000     $    9,838,000
                                       ==============     ==============     ==============

Interest rate sensitive liabilities
  Variable rate borrowings             $    7,283,000     $  131,896,000     $  131,896,000
    Average interest rate                       10.66%              9.58%

  Fixed rate borrowings                     1,250,000         32,039,000         32,039,000
    Average interest rate                       16.15%             14.58%
                                       --------------     --------------     --------------
                                       $    8,533,000     $  163,935,000     $  163,935,000
                                       ==============     ==============     ==============
      Weighted average
      interest rate                             11.46%             10.56%
                                       ==============     ==============


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                      PAGE
Independent Auditors' Report...................................................................        23
Consolidated Balance Sheets as of December 31, 1999, and 1998..................................        24
Consolidated Statements of Income for the Three Years Ended December 31, 1999..................        25
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1999....        26
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999..............        27
Notes to Consolidated Financial Statements.....................................................        30
Schedule III - Real Estate and Accumulated Depreciation........................................        62
Schedule IV - Mortgage Notes on Real Estate....................................................        63

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Kennedy-Wilson, Inc.
Beverly Hills, California


We have audited the accompanying consolidated balance sheets of Kennedy-Wilson, Inc. and subsidiaries (the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Los Angeles, California
March 10, 2000

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                       DECEMBER 31,
                                                                                          ---------------------------------
ASSETS                                                                                         1998                1999
                                                                                          -------------       -------------
      Cash and cash equivalents (Note 2) ...........................................      $   9,838,000       $   5,243,000
      Cash - restricted (Note 2) ...................................................          8,168,000           2,101,000
      Accounts receivable ..........................................................          6,674,000           8,534,000
      Notes receivable (Notes 3 and 8) .............................................         23,115,000          30,643,000
      Real estate held for sale (Notes 4 and 9) ....................................        122,407,000          25,733,000
      Investments with related parties and non-affiliates (Notes 2, 5 and 11) ......          9,209,000          23,484,000
      Contracts, furniture, fixtures and equipment and other assets (Note 6) .......          9,238,000          16,237,000
      Goodwill, net (Note 2) .......................................................         16,167,000          23,175,000
                                                                                          -------------       -------------
 TOTAL ASSETS ......................................................................      $ 204,816,000       $ 135,150,000
                                                                                          =============       =============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
      Accounts payable .............................................................      $   1,752,000       $   2,403,000
      Accrued expenses and other liabilities .......................................         15,721,000          20,602,000
      Deferred taxes (Note 12) .....................................................            628,000             812,000
      Notes payable (Note 8) .......................................................         14,291,000           9,213,000
      Borrowing under lines of credit (Note 7) .....................................         13,514,000          27,533,000
      Mortgage loans payable (Note 9) ..............................................        115,130,000          11,401,000
      Subordinated debt (Note 10 ) .................................................         21,000,000          16,500,000
                                                                                          -------------       -------------
         Total liabilities .........................................................        182,036,000          88,464,000
                                                                                          -------------       -------------


 COMMITMENTS AND CONTINGENCIES (Note 13)

 STOCKHOLDERS' EQUITY (Note 14 and 15)
      Preferred stock, $.01 par value; shares authorized 2,000,000 as of
             December 31, 1998, 5,000,000 as of December 31, 1999;
             None issued
      Common stock $.01 par value; shares authorized: 10,000,000 in in 1998 and
            50,000,000 as of December 31, 1999; shares issued:
            6,597,075 in 1998 and 9,066,662 in 1999 ................................             66,000              91,000
      Additional paid-in capital ...................................................         28,888,000          47,156,000
      Accumulated deficit ..........................................................         (5,970,000)           (361,000)
      Notes receivable from stockholders ...........................................           (204,000)           (200,000)
                                                                                          -------------       -------------
        Total stockholders' equity .................................................         22,780,000          46,686,000
                                                                                          -------------       -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................      $ 204,816,000       $ 135,150,000
                                                                                          =============       =============



                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       THREE YEARS ENDED DECEMBER 31, 1999


                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                          1997             1998             1999
                                                                      -----------      -----------      -----------
REVENUES (NOTE 2):
     Property management  and leasing fees (Note 18) ...........                       $14,194,000      $29,552,000
     Commissions ...............................................      $ 5,001,000        3,716,000       10,562,000
     Commissions - related parties (Note 11) ...................          894,000        1,201,000
     Sales of residential real estate ..........................        6,753,000       13,828,000       25,731,000
     Equity in income of investments with related parties and
            non-affiliates (Note 5) ............................        1,431,000          612,000        2,049,000
     Gain on sale of joint venture .............................                         4,077,000        2,406,000
     Gain on sale of commercial real estate ....................        6,339,000        2,654,000        7,069,000
     Rental income, net ........................................        1,629,000        4,583,000        6,352,000
     Gain on restructured notes receivable (Note 3) ............        4,036,000        3,911,000        2,877,000
     Interest and other income .................................          916,000        2,096,000        2,012,000
                                                                      -----------      -----------      -----------
     TOTAL REVENUE .............................................       26,999,000       50,872,000       88,610,000
                                                                      -----------      -----------      -----------

OPERATING EXPENSES:
     Commissions and marketing expenses ........................          928,000          532,000          253,000
     Cost of residential real estate sold ......................        5,592,000       12,249,000       24,254,000
     Compensation and related expenses .........................        7,658,000       14,582,000       28,274,000
     General and administrative ................................        4,661,000        6,890,000       12,444,000
     Depreciation and amortization .............................          790,000        2,059,000        3,506,000
     Interest expense ..........................................        3,139,000        8,398,000       11,441,000
                                                                      -----------      -----------      -----------
     TOTAL OPERATING EXPENSES ..................................       22,768,000       44,710,000       80,172,000
                                                                      -----------      -----------      -----------

INCOME BEFORE PROVISION FOR
     INCOME TAXES AND EXTRAORDINARY ITEMS ......................        4,231,000        6,162,000        8,438,000

PROVISION FOR INCOME TAXES (Note 12) ...........................          280,000          837,000        2,829,000
                                                                      -----------      -----------      -----------

INCOME BEFORE EXTRAORDINARY ITEMS ..............................        3,951,000        5,325,000        5,609,000
                                                                      -----------      -----------      -----------

EXTRAORDINARY ITEMS (Note 17) ..................................           79,000
                                                                      -----------      -----------      -----------

NET INCOME .....................................................      $ 4,030,000      $ 5,325,000      $ 5,609,000
                                                                      ===========      ===========      ===========

    SHARE DATA (Note 2):

     Basic income before extraordinary items per share .........      $      0.65      $      0.85      $      0.68
     Basic extraordinary items per share .......................      $      0.01              N/A              N/A
     Basic net income per share ................................      $      0.66      $      0.85      $      0.68
     Basic weighted average shares .............................        6,104,497        6,254,470        8,218,983

     Diluted income before extraordinary items per share .......      $      0.64      $      0.78      $      0.58
     Diluted extraordinary items per share .....................      $      0.01              N/A              N/A
     Diluted net income per share ..............................      $      0.65      $      0.78      $      0.58
     Diluted weighted average shares ...........................        6,187,280        6,801,356       10,014,601


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1999



                                                                                                            Notes
                                                 Common Stock       Additional       Accumulated      Receivable from
                                    Shares          Amount       Paid-in-Capital        Deficit         Stockholders      Total
                                 ------------    ------------    ---------------     ------------     ---------------  ------------

BALANCE, JANUARY 1, 1997            1,482,719    $     15,000    $    21,636,000     $(11,268,000)                     $ 10,383,000


Repurchase of common stock           (166,375)         (2,000)        (1,497,000)                                        (1,499,000)

Stock dividend                                                         3,675,000       (3,675,000)

Notes receivable from
  stockholders (Note 16)                                                                              $    (1,320,000)   (1,320,000)
Net income                                                                              4,030,000                         4,030,000
                                 ------------    ------------    ---------------     ------------     ---------------  ------------

BALANCE, DECEMBER 31, 1997          1,316,344          13,000         23,814,000      (10,913,000)         (1,320,000)   11,594,000


Issuance of common stock              808,878           8,000          5,645,000                                          5,653,000

Repurchase of common stock           (135,351)         (1,000)          (907,000)                                          (908,000)

Stock dividend                      4,607,204          46,000            336,000         (382,000)

Repayment on notes receivable
  from stockholders (Note 16)                                                                               1,116,000     1,116,000
Net income
                                                                                        5,325,000                         5,325,000
                                 ------------    ------------    ---------------     ------------     ---------------  ------------

BALANCE, DECEMBER 31, 1998          6,597,075          66,000         28,888,000       (5,970,000)           (204,000)   22,780,000


Issuance of common stock
                                    2,469,587          25,000         18,452,000                                         18,477,000
Repurchase of common stock
                                                                        (184,000)                                          (184,000)
Repayment on notes receivable
  from stockholders (Note 16)                                                                                   4,000         4,000
Net income
                                                                                        5,609,000                         5,609,000
                                 ------------    ------------    ---------------     ------------     ---------------  ------------

BALANCE, DECEMBER 31, 1999          9,066,662    $     91,000    $    47,156,000     $   (361,000)    $      (200,000) $ 46,686,000
                                 ============    ============    ===============     ============     ===============  ============



                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1999


                                                                             YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      1997              1998              1999
                                                                 -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................    $   4,030,000     $   5,325,000     $   5,609,000
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization .............................          790,000         2,059,000         3,506,000
  Equity in income of investments with related parties
       and non-affiliates ...................................       (1,431,000)         (612,000)       (2,049,000)
  Gain on sale of joint venture .............................                         (4,077,000)       (2,406,000)
  Gains on sales of real estate .............................       (7,500,000)       (4,233,000)       (8,546,000)
  Gains on restructured notes receivable - non-cash .........         (689,000)         (627,000)       (1,791,000)
  Deferred taxes ............................................                            628,000           184,000
  Extraordinary gain, net ...................................          (79,000)
Change in assets and liabilities:
  Accounts receivable .......................................          (24,000)       (5,656,000)       (1,860,000)
  Other assets ..............................................         (184,000)       (1,403,000)       (1,751,000)
  Accounts payable ..........................................         (227,000)        1,086,000           651,000
  Accrued expenses and other liabilities ....................        2,343,000        11,168,000         2,072,000
                                                                 -------------     -------------     -------------

      Net cash (used in) provided by operating activities ...       (2,971,000)        3,658,000        (6,381,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of contract, furniture, fixtures and equipment ...         (178,000)       (7,280,000)       (4,806,000)
  Dispositions of contracts, furniture, fixtures and
    equipment ...............................................                             18,000             3,000
  Purchase and additions to real estate held for sale .......      (18,841,000)     (122,671,000)      (26,302,000)
  Proceeds from sales of real estate held for sale ..........       36,304,000        21,743,000        45,684,000
  Proceeds from sale of joint venture .......................                          5,348,000         6,550,000
  Additions to notes receivable .............................                        (26,235,000)      (16,719,000)
  Payments from notes receivable ............................        4,930,000        13,293,000        10,982,000
  Acquisition of property management companies ..............                        (16,412,000)       (7,549,000)
  (Loans to) repayments from stockholders ...................       (1,320,000)        1,116,000             4,000
  Distributions from joint ventures .........................        2,775,000         2,271,000         2,495,000
  Contributions to joint ventures ...........................       (2,153,000)       (7,240,000)      (14,475,000)
                                                                 -------------     -------------     -------------

    Net cash provided by (used in) investing activities .....       21,517,000      (136,049,000)       (4,133,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of mortgage loans payable ........................       14,320,000       114,679,000        34,055,000
  Repayment of mortgage loans payable .......................      (19,734,000)      (14,651,000)      (56,937,000)
  Borrowings under lines of credit ..........................       14,063,000        40,348,000        27,374,000
  Repayment of lines of credit ..............................      (13,941,000)      (35,873,000)      (13,355,000)
  Borrowings under notes payable ............................        3,737,000        19,740,000        15,708,000
  Repayment of notes payable ................................       (7,168,000)      (10,213,000)      (20,786,000)
  Issuance of subordinated debt .............................                         21,000,000         7,500,000
  Repayment of subordinated debt ............................                                          (12,000,000)
  Cash - restricted increase (decrease) .....................          222,000        (7,994,000)        6,067,000
  Issuance of common stock ..................................                          5,653,000        18,477,000
  Repurchase of common stock ................................       (1,498,000)         (908,000)         (184,000)
                                                                 -------------     -------------     -------------
    Net cash (used in) provided by financing activities .....       (9,999,000)      131,781,000         5,919,000
                                                                 -------------     -------------     -------------

Net increase (decrease) in cash .............................        8,547,000          (610,000)       (4,595,000)
CASH, BEGINNING OF YEAR .....................................        1,901,000        10,448,000         9,838,000
                                                                 -------------     -------------     -------------

CASH, END OF YEAR ...........................................    $  10,448,000     $   9,838,000     $   5,243,000
                                                                 =============     =============     =============


            See notes to consolidated financial statements.           Continued

     SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:



                                           Year Ended December 31,
                                  ------------------------------------------
                                      1997           1998           1999
CASH PAID DURING THE YEAR FOR:
         Interest                 $ 2,930,000    $ 7,754,000    $13,039,000
         Interest capitalized     $   340,000    $   640,000    $   998,000
         Income taxes             $   246,000    $   633,000    $ 1,367,000

                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


The Company acquired a preferred stock interest in five single purpose entities with the following non-cash consideration, reduction of real estate held for sale and other assets of $85.3 million and reduction of mortgage notes payable and other liabilities of $80.6 million, offset against an investment in equities, cost method of $4.6 million (See Note 11 - Related Party Transactions). Also during 1999, the Company's other assets increased approximately $2.8 million as well as an increasing the accrued liabilities for approximately $2.8 million due to the acquisition of computer and telephone equipment under capital leases.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


NOTE 1 - ORGANIZATION

Kennedy-Wilson, Inc., a Delaware corporation, incorporated in 1992, and its wholly owned subsidiaries (the "Company") provide real estate property management, brokerage and marketing services throughout the U.S. and in Japan, primarily to institutional investors, financial institutions, developers and government agencies. The Company also acquires, renovates and resells commercial and residential real estate; invests in non-performing note receivable portfolios; invests in internet-related real estate companies and invests in various real estate joint ventures. In July 1998, the Company acquired from Heitman Financial Ltd., a wholly owned subsidiary of United Asset Management Corporation, all of the outstanding shares of Heitman Properties, Ltd., a property management company. During 1999, the Company acquired Coastal Commercial Real Estate Services, Inc., a Los Angeles-based property management and leasing company; Jones Lang Wooton California, Inc., a regional property management firm; TRF Management Corp., a commercial property management and brokerage firm primarily in the pacific northwest; Fults & Associates, Inc, a property management firm with a portfolio primarily in the south and southwest markets and SynerMark Companies, a property management company based primarily in Texas. These transactions were accounted for using the purchase method of accounting. Accordingly, the results of operations of these acquisitions are included in the consolidated financial statements from the date of acquisition.

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

REVENUE RECOGNITION: Property management fees are recognized over time as earned based upon the terms of the management agreement. Brokerage commissions are generally recognized when all services to be provided by the Company have been performed and no significant uncertainties remain to close the sale. Residential real estate sales revenue and gains on sale of commercial property are recognized at the close of escrow when title to the real property passes to the buyer. The Company follows the guidelines for profit recognition as set forth by Statement of Financial Accounting Standards (SFAS) No. 66 Accounting for Sales of Real Estate. The Company presents sales of commercial real estate on a net gain on sale basis due to the fact that these properties are typically held for two to three years and generate rental income and operating expenses during the holding period. Residential real estate is accounted for as inventory because these properties are generally held for less than one year and do not generate income during the holding period. Accordingly, gross revenue and cost of sales are presented separately on the statements of income. Revenues on notes receivable are recognized based on the following criteria. Payments on performing notes are applied to principal and interest based on their terms. Cash payments on defaulted notes are applied to the cost basis until fully recovered before any revenue is recognized. When claims and guarantees are purchased and subsequently structured into collateralized notes, with a market rate of interest and an initial cash payment of 15% has been collected, the difference between the cost basis of the asset and the fair value of the note is recorded as revenue.

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

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

GOODWILL - The Company's 1998 purchase of Heitman Properties Ltd., and the five property management companies purchased in 1999 resulted in goodwill totaling approximately $24.0 million. Goodwill results from the difference between the purchase price and the fair value of assets acquired based upon the purchase method of accounting for business combinations under Accounting Principals Board Opinion Number 16. The allocated amount, as determined by Company management, is being amortized over 30 years using the straight-line method. Goodwill is reviewed for impairment on a regular basis by Company management by comparison to future expected cash flows. Amortization of goodwill totaled approximately $612,000 in 1999 and approximately $244,000 in 1998.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consists of cash and all highly liquid investments purchased with maturities of three months or less and refundable deposits in escrow.

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

LONG LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may exceed the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the carrying value, the asset will be reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss will be recognized.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable are approximate fair market value due to their short term maturities. Notes receivable approximate market value as they are negotiated based upon market values of loans with similar characteristics. Bank lines of credit, and short and long-term debt approximate fair market value as the interest rates are comparable to the rates currently being offered to the Company.

CONCENTRATION OF CREDIT RISK - Financial instruments that subjects the Company to credit risks consist primarily of accounts and notes receivable and cash and cash equivalents. Credit risk is generally diversified due to the large number of entities composing the Company's customer base and their geographic dispersion throughout the U.S. and in Japan. The Company performs ongoing credit evaluations of its customers and debtors. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


INFLATION - The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results of operations. Such provisions include escalation clauses, which generally increase rental rates during the terms of the respective agreements. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of the Company's leases and management agreements are for terms of less than ten years, which permits the Company to seek to increase rents and fees at market rates if they are below the existing market rates. Many of the Company's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

EARNINGS PER SHARE - Basic income per share for any period is computed by dividing net income by the weighted average number of shares of common stock outstanding during such period. Diluted net income per share for any period is computed by dividing net income by the weighted average number of shares of common stock and common stock outstanding during such period. The basic weighted average number of shares used to compute net income per share (adjusted for the 20% stock dividend in 1997, and the 200% and 50% stock dividend in 1998) was 6,104,497, 6,254,470, and 8,218,983 for the years ended December 31, 1997, 1998 and 1999, respectively. The diluted weighted average number of shares used to compute net income per share were 6,187,280, 6,801,356, and 10,014,601 for the years ended December 31, 1997, 1998 and 1999, respectively. The anti-dilutive options exclude from the calculations of diluted net income per share, were 450,000, 207,150 and 1,132,870 for the years ended December 31, 1997, 1998 and
1999, respectively.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS- SFAS No. 133, Accounting for Derivative Investments and Hedging Activities was issued June 1998 and, as amended, is applicable for all fiscal years beginning after June 15, 2000. Management does not expect this pronouncement to have a material impact on the Company's financial statements.

RECLASSIFICATION - Certain reclassifications have been made to the 1998 and 1997 balances to conform to the 1999 presentation.

NOTE 3 - NOTES RECEIVABLE

Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees.

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate held for sale is comprised of commercial and residential properties and land and it is accounted for at the lower of carrying amount or fair value less cost to sell. Accumulated depreciation and amortization totaled $912,000 and $1,026,000 at December 31, 1999 and 1998 respectively. Both commercial and residential real estate are classified as held for sale as the Company's intent is to acquire and dispose of properties as part of its normal course of business. Residential real estate, which is typically not held for more than one-year, is accounted for as inventory and it is not depreciated. Commercial real estate is generally held for a period of one to three years and is depreciated unless it is subject to a formal plan of disposition.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


All real estate is held for sale at December 31, 1999. Except for the 155 acres of land in San Diego, all properties are encumbered by mortgage loans that are non-recourse subject to standard real estate industry exceptions (See Note 9 - Mortgage Loans Payable). During 1999, the Company transferred certain commercial properties in a related party transaction, (See Note 11 - Related Party Transactions). Prior to November 1998, the commercial buildings and improvements were depreciated on the straight-line method over the estimated useful lives as follows:

        Building - 39 years

        Tenant Improvement - shorter of lease term or useful life ranging from 2 to 5 years

Depreciation expense was $999,000 and $428,000 for 1998 and 1997, respectively.

    Real estate held for sale includes the following:


                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          1998            1999
                                                                                      ------------    ------------
Commercial properties and land:
    1055 Wilshire Blvd., Los Angeles, California - 281,649 Sq. Ft. office building    $ 24,937,000
    6380 Wilshire Blvd., Los Angeles, California - 132,730 Sq. Ft. office building      16,223,000
    5900 Sepulveda Blvd., Van Nuys, California - 74,428 Sq. Ft. office building          6,771,000
    7080 Hollywood Blvd., Los Angeles, California - 161,140 Sq. Ft. office bldg         19,821,000
    6255 Sunset Blvd., Los Angeles, California - 306,025 Sq. Ft. office building        29,166,000
    Zeller, Long Beach, California - 1 residential and 2 commercial buildings               41,000
    802 Huntington Dr., Monrovia, California - 20,876 Sq.Ft. automotive center           1,399,000
    Santa Monica, California - 4 lots                                                    2,402,000    $  2,440,000
    4350 11th Ave., Los Angeles, California -  9,000 Sq. Ft. office building               336,000
    301 S. Fair Oaks Dr., Pasadena, California - 51,710 Sq. Ft.  office building         8,886,000
    612 S. Flower, Los Angeles, California - office building                                            16,500,000
                                                                                      ------------    ------------
                                                                                       109,982,000      18,940,000
                                                                                      ------------    ------------


Residential properties and land:
    Vista Paseo Heights, Palm Desert, California - 23 housing lots                      2,902,000
    Cathedral City, California, - 112 housing lots                                      2,386,000       4,398,000
    Vulcan Mtn., San Diego, California - 155 acres of land                                283,000         283,000
    Riverside, California - 3.78 acres of land                                             87,000
     Koala, Hawaii - 3,000 acres of land                                                4,611,000
    Pacific Palisades, California - 2 residential homes in 1999; 3 in 1998              2,156,000       2,112,000
                                                                                     ------------    ------------
                                                                                       12,425,000       6,793,000
                                                                                     ------------    ------------
                                                                                     $122,407,000    $ 25,733,000
                                                                                     ============    ============


NOTE 5 - INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

The Company has a number of partnerships and joint venture interests ranging from 2% to 50%, some with former related parties, that were formed to acquire, manage, develop and or sell real estate assets. These investments are accounted for under the equity method. Summarized financial data of the ventures are as follows:

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



                                                               Year Ended December 31, 1997
                                                     --------------------------------------------------
                                                      With Related           With
                                                         Parties       Non-Affiliates        Total
                                                     --------------    --------------    --------------
STATEMENT OF INCOME:
 Revenues                                            $   12,913,000    $    9,284,000    $   22,197,000
 Expenses                                                12,238,000         7,393,000        19,631,000
                                                     --------------    --------------    --------------

NET INCOME                                           $      675,000    $    1,891,000    $    2,566,000
                                                     ==============    ==============    ==============
Net income allocated to:
   Kennedy-Wilson                                    $      115,000    $    1,316,000    $    1,431,000
   Related parties                                          560,000                             560,000
   Other partners                                                             575,000           575,000
                                                     --------------    --------------    --------------
NET INCOME                                           $      675,000    $    1,891,000    $    2,566,000
                                                     ==============    ==============    ==============



                                                         DECEMBER 31, 1998
                                                              WITH
              BALANCE SHEET                                NON-AFFILIATES
ASSETS
   Cash and cash equivalents                               $ 10,588,000
   Receivables                                                3,278,000
   Real estate                                              109,507,000
                                                           ------------
Total assets                                               $123,373,000
                                                           ============

LIABILITIES
   Accounts payable and accrued expense                    $  7,626,000
   Mortgages payable                                         73,342,000
                                                           ------------
Total liabilities                                            80,968,000
                                                           ------------

PARTNERS' CAPITAL
   Kennedy-Wilson                                             9,209,000
   Other partners                                            33,196,000
                                                           ------------
Total partners' capital                                      42,405,000
                                                           ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $123,373,000
                                                           ============


                                                         DECEMBER 31, 1998
                                                               WITH
STATEMENT OF INCOME                                        NON-AFFILIATES

   Revenues                                                $ 49,049,000
   Expenses                                                  45,070,000

                                                           ------------
   Net Income                                              $  3,979,000
                                                           ============

   Net income allocation:
        Kennedy-Wilson                                     $    612,000
        Other partners                                        3,367,000

                                                           ------------
   Net Income                                              $  3,979,000
                                                           ============

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


                                                                         DECEMBER 31, 1999
                                                                                WITH
           BALANCE SHEET                                                    NON-AFFILIATES
           ASSETS
              Cash and cash equivalents                                     $ 37,103,000
              Receivables                                                     18,005,000
              Real estate                                                    219,476,000
                                                                            ------------
           Total assets                                                     $274,584,000
                                                                            ============

           LIABILITIES
              Accounts payable and accrued expense                          $ 17,312,000
              Mortgages payable                                              188,103,000
                                                                            ------------
           Total liabilities                                                 205,415,000
                                                                            ------------

           PARTNERS' CAPITAL
              Kennedy-Wilson                                                  14,877,000
              Other partners                                                  54,292,000
                                                                            ------------
           Total partners' capital                                            69,169,000
                                                                            ------------
           TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $274,584,000
                                                                            ============

Total investments comprise include the following:

           Investment, equity method                                        $ 14,877,000
           Investment, cost method - related party and
              Others (See Note 11 )                                            8,607,000
                                                                            ------------
                                                                            $ 23,484,000
                                                                            ============


                                                                           DECEMBER 31, 1999
                                                                                WITH
           STATEMENT OF INCOME                                              NON-AFFILIATES

              Revenues                                                       $ 63,921,000
              Expenses                                                         55,962,000

                                                                             ------------
              Net Income                                                     $  7,959,000
                                                                             ============

              Net income allocation:
                   Kennedy-Wilson                                            $  2,049,000
                   Other partners                                               5,910,000

                                                                             ------------
              Net Income                                                     $  7,959,000
                                                                             ============


In December 1999, the Company sold its 15%-interest in the joint venture known as Downtown Properties NY LLC for approximately $6.5 million.

In November 1998, the Company sold its 25%-interest in the joint venture known as Downtown Properties LLC for approximately $5.5 million.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


The agreement for one of the investments with non-affiliates, known as Hilltop Colony LLC, was amended in 1997, resulting in approximately $335,000 of additional net income allocated to the Company in 1997.

NOTE 6 - CONTRACTS, FURNITURE, FIXTURES AND EQUIPMENT AND OTHER ASSETS

In July 1998, the Company allocated approximately $7.3 million to the property management contracts acquired as part of the acquisition of Heitman Properties, Ltd. In 1999, the Company allocated approximately $2.4 million to the property management contracts acquired as part of five acquisitions. The Company is amortizing these contracts over a 7 year period. In 1999 the Company recorded $1.1 million in amortization expense for these contracts and $545,000 in 1998.

Contracts, furniture fixtures, equipment and other assets consist of the following:


                                                            December 31
                                                  ------------------------------
                                                      1998             1999
                                                  ------------     ------------
Contracts                                         $  7,262,000     $  9,662,000
Office furniture and equipment                         851,000        1,947,000
Leasehold improvements                                                  904,000
Computer equipment under capital leases                  6,000        2,809,000
                                                  ------------     ------------
                                                     8,119,000       15,322,000
Less accumulated depreciation and amortization        (706,000)      (2,154,000)
                                                  ------------     ------------
                                                     7,413,000       13,168,000

Prepaid insurance, taxes and commissions               671,000        1,957,000
Loan fees                                              130,000           17,000
Deposits and prepaid rents                             386,000          280,000
Other                                                  638,000          815,000
                                                  ------------     ------------
                                                  $  9,238,000     $ 16,237,000
                                                  ============     ============

NOTE 7 - BORROWINGS UNDER LINES OF CREDIT

In July 1999, the Company entered into a loan agreement with East West Bank that provides the Company with a $24 million revolving credit facility (the "facility"). The facility is available for acquisitions and working capital. The loans under the facility bear interest at three-month LIBOR plus 2%, payable monthly. At December 31, 1999 and 1998, LIBOR was approximately 6.11% and 5.1%, respectively. The facility expires in June 2000. The principal amount of outstanding loans was $18,849,000 at December 31, 1999 and $13,057,000 at December 31, 1998.

The Company's Japanese subsidiary has unsecured yen-denominated lines of credit pursuant to which it can borrow up to $1 million. At December 31, 1999 and 1998, yen borrowings in the principal amount of $159,000 and $457,000, respectively were outstanding under these lines of credit. These borrowings bear interest rates from 1.9% to 2.6% per annum.

In July 1999, the Company entered into an unsecured revolving loan agreement with Tokai Bank of California for $15,000,000. The term of the agreement is for two years and the interest rate is the lesser of LIBOR plus two hundred basis points or Prime Rate, payable monthly. At December 31, 1999, the facility had an interest rate of 8.5% or the Prime Rate. The principal amount of outstanding loans was $8,525,000 at December 31, 1999.

The Company's ability to borrow under these facilities is subject to compliance with certain financial covenants. As of December 31, 1999 and 1998, the Company was in compliance with the covenants.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999




NOTE 8 - NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of notes receivable (See Note 3), and included the following:



                                                                                                           December 31,
                                                                                                    -------------------------
                                                                                                       1998            1999
                                                                                                    -----------     ---------
   Note payable to FBR Asset Investment Corporation, fixed interest rate of 17%
     per annum, 13% payable monthly, 4% payable at maturity, due in full at the earlier of (i) the closing of a public offering or (ii) June 3, 1999,
     whichever comes first                                                                           $7,500,000

   Note payable, fixed interest rate of 12%, interest payable monthly, due July
     1, 1999, interest payable monthly, collateralized by a note receivable                           2,289,000

   Note payable, variable interest rate based on prime rate plus 1.5%, payable
     monthly, 9.25% at December 31, 1998, due April 30, 1999                                            502,000

   Note payable, variable interest based on prime rate plus 4%, 11.75% at
     December 31, 1998, collateralized by a 450-acre parcel of land in Hawaii and
     a unconditional corporate guaranty by Kennedy-Wilson, Inc., due April 1, 1999                    4,000,000

   Note payable, variable interest based on prime rate plus 1.5%, interest payable
     monthly, 10% at December 31, 1999, due July 1, 2001                                                            $1,748,000

   Note payable, variable interest based on prime rate plus 5%, interest payable
     quarterly, 13.5% at December 31, 1999, due June 1, 2000                                                         2,195,000

   Note payable, fixed rate of 8.5%, interest accrued monthly, principal payments of $300,000 due January 2000, three additional principal and
     interest payments of $666,667, due on each anniversary date, due October 20, 2002                               2,019,000

   Note payable, fixed rate of 8.5%, interest accrued monthly, three principal and interest
     payments of $666,667 due on each anniversary date, due November 5, 2002                                         1,725,000

   Note payable, fixed interest rate of 9.24%, payable monthly, due September 29, 2001                               1,021,000

   Note payable, fixed interest rate of 9.24%, interest payable monthly, due October 8, 2002                           505,000
                                                                                                    -----------     ----------
                                                                                                    $14,291,000     $9,213,000
                                                                                                    ===========     ==========

NOTE 9 - MORTGAGE LOANS PAYABLE

                                                                                                           December 31,
                                                                                                    -------------------------
                                                                                                       1998            1999
                                                                                                    -----------     ---------
Commercial Properties:
  Mortgage note payable, variable interest based on LIBOR plus 1.75%, 7.5% at
  December 31,1998, principal and interest payable monthly, due December 1,
  2004, collateralized by 301 S. Fair Oaks, Pasadena, California                                    $ 7,613,000

Mortgage note payable, fixed interest of 10%, principal and interest payable from excess cash flow as defined, due November 24, 2007, collateralized by 301 S. Fair Oaks,
  Pasadena, California                                                                                1,250,000

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



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

Mortgage note payable, variable interest based on prime rate plus 1.5%, 9.25%
  at December 31, 1998, principal and interest payable monthly, due January 30,
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

Mortgage note payable, variable interest based on the monthly weighted average interest rate for the Eleventh District Savings and Loan Associations plus
  2.5%, 10% at December 31, 1998, principal and interest payable monthly, due
  May 1, 2002, collateralized by an automotive center in Monrovia, California                         1,096,000

Mortgage note payable, variable interest based on LIBOR plus 3.56%, 9.1225% at
  December 31, 1998, principal and interest payable monthly, due September
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

Mortgage note payable, variable interest based on LIBOR plus 3.56%, 9.1225% at
  December 31, 1998, principal and interest payable monthly, due September 11,
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

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999




Mortgage note payable, variable interest based on LIBOR plus 1.85%, 8.34% at December   31,
  1999, interest payable quarterly, principal payable monthly based on a 25 year amortization, due March 23, 2001, collateralized by 612 S. Flower, Los Angeles,
  California                                                                                                        $5,759,000

Mortgage note payable, variable interest based on prime rate plus 1.5%, 10% at
  December 31, 1999, interest payable monthly, due January 3, 2001,
  collateralized by four 15th Street lots, Santa Monica, California                                                  1,000,000
                                                                                                   ------------     ----------
                                                                                                    109,833,000      6,759,000
                                                                                                   ------------     ----------
Residential Properties:

Mortgage note payable, variable interest based on prime rate plus 1.25%, 9% at
  December 31, 1998, principal and interest payable monthly, due March 1, 1999,
  collateralized by 23 housing lots in Palm Desert, California                                        2,191,000

Mortgage note payable, variable interest based on prime rate plus 1.5%, 10% at
  December 31, 1999, interest payable monthly, due March 19, 2000,
  collateralized by two single family homes located in Pacific Palisades, California                  1,628,000      1,384,000

Mortgage note payable, variable interest based on prime rate plus 1%, 9.5% at
  December 31, 1999, interest payable monthly, due July 10, 2000, collateralized
  by 112 housing lots in Cathedral City, California                                                   1,478,000      3,258,000
                                                                                                   ----------------------------
                                                                                                      5,297,000      4,642,000
                                                                                                   ----------------------------

       Total Mortgage Loans Payable                                                                $115,130,000    $11,401,000
                                                                                                   ============    ===========


All of the mortgage loans payable are secured by deeds of trust on the respective real estate properties (see Note 4). Aggregate maturities of notes and mortgage notes payable are as follows:


      2000                                                       $8,946,000
      2001                                                       10,362,000
      2002                                                        1,306,000
      Thereafter                                                         --
                                                               ------------
                                                               $ 20,614,000
                                                               ============


NOTE 10 - SUBORDINATED DEBT

In July 1998, the Company borrowed $21 million in subordinated debt from Colony K-W, LLC, an affiliate of Colony Capital, Inc. to finance its purchase of Heitman Properties, Ltd. The debt has a fixed interest rate of 14%, payable monthly and a maturity date of July 16, 2000. The debt is secured by the common stock of a wholly owned subsidiary, Kennedy-Wilson Properties, Ltd. The outstanding balance as of December 31, 1999 was $9.0 million. Subsequent to year-end 1999, the Company paid down an additional $5.0 million in principal.

In April 1999, the Company issued and sold convertible subordinated debentures in the aggregate principal amount of $7.5 million. The debentures have a term of seven years and an interest rate of 6%, payable monthly. The debentures are presently convertible into 750,000 shares of Company's common stock at any time by the holders at a conversion price of $10 per share, subject to adjustment.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



NOTE 11 - RELATED PARTY TRANSACTIONS

In December 1999, the Company transferred to Camden Investment Property Group Inc., ("Camden"), an entity controlled by executives of the Company, all of the common stock of the single purpose entities which were formed to acquire the commercial properties known as 1055 Wilshire Blvd., 6380 Wilshire Blvd., 5900 Sepulveda Blvd., and 7080 Hollywood Blvd. in exchange for cash of $200,000 and 4000 shares of preferred stock in these entities. In accordance with the guidance provided by SFAS No. 66 Accounting for Sale of Real Estate, the Company has not recognized a gain on this transaction. The Company's cost basis in the preferred stock is equivalent to its net book value in the transferred properties less the cash advance by Camden. The terms of the preferred shares provide for the Company to receive in the aggregate an annual cumulative dividend of $392.50 per share. In addition, the preferred shares bear the right to receive in the aggregate a liquidation dividend of $3,925 per share. The Company retains the right of first refusal on any proposed sale. The Company also transferred 40% of its membership interest in 301 South Fair Oaks, LLC, the owner of 301 S. Fair Oaks, to Camden in exchange for $50,000. The agreement between the Company and Camden provides that cash first distributed to the Company until the Company has received $1 million.

In January 1998, the Company acquired a 15% interest in a joint venture, Downtown Properties, NY. LLC, with entities affiliated with Goodwin Gaw, which owns a commercial property with approximately 1.0 million square feet of rental space, located in Manhattan, New York. The Company's investment at December 31, 1998 was approximately $4.2 million. In 1999, the Company sold its interest in the joint venture.

In March 1998, the Company acquired a 40% interest in a joint venture, Beverly Crescent, LLC, with entities affiliated with Goodwin Gaw. The joint venture purchased a note collateralized by a hotel in Beverly Hills, CA. The Company's original investment was approximately $300,000. In May 1998, the Company sold its interest in the joint venture.

On November 5, 1998, Goodwin Gaw resigned from his position as a member of our Board of Directors. On November 10, 1998, we purchased from Mr. Gaw 135,000 shares (as adjusted for the December 15, 1998, 50% stock dividend) of our common stock for $6.716 per share for a total of $906,750. The closing price for our shares on the NASDAQ National Market on that date was $7.281 per share.

All 135,000 shares were subsequently retired. As of December 31, 1998, Mr. Gaw no longer had an ownership interest in the Company, and had resigned from his positions with the Company.

In 1999, the firm of Kulik, Gottesman & Mouton Ltd. provided legal services totaling of $382,000. In addition, Kent Mouton, a partner in the firm and a member of the Company's Board of Directors, was paid a total of $26,500 in director's fees. For 1998 and 1997, the amounts were $496,000 and $27,500 and $470,000 and $21,000, respectively.

During 1999, 1998 and 1997, the Company received brokerage and leasing commissions from affiliates and partnerships with related parties in the amounts of $2,290,000, $1,201,000 and $894,000, respectively.

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

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



In 1997, the Company entered into a joint venture, with parties affiliated with Goodwin Gaw, who at that time, was one of the Company's Managing Directors, a member of the Board of Directors, and a significant stockholder. The purpose of the joint venture was an investment in a Los Angeles office building. See Note 5.

NOTE 12 - INCOME TAXES

The provision for income taxes consists of the following:


                         Year Ended December 31,
                --------------------------------------
                    1997          1998          1999
                ----------    ----------    ----------
Current
     Federal    $   80,000    $  104,000    $1,795,000
     State         200,000       105,000       263,000
     Foreign                                   587,000
                ----------    ----------    ----------
                   280,000       209,000     2,646,000
Deferred                         628,000       184,000
                ----------    ----------    ----------

Total           $  280,000    $  837,000    $2,829,000
                ==========    ==========    ==========


A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:


                                                       Year Ended December 31,
                                            -------------------------------------------
                                                1997            1998            1999
                                            -----------     -----------     -----------
Tax computed at statutory rate              $ 1,472,000     $ 2,156,000     $ 2,953,000
State income net of federal benefit             132,000         145,000         175,000
Foreign income                                  153,000        (119,000)       (226,000)
Usage of net operating loss carryforward     (1,490,000)     (1,361,000)
Other                                            13,000          16,000         (73,000)
                                            -----------     -----------     -----------

Provision for income taxes                  $   280,000     $   837,000     $ 2,829,000
                                            ===========     ===========     ===========

The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:



                                                  December 31, 1998             December 31, 1999
                                            --------------------------      -------------------------
                                              Assets       Liabilities        Assets     Liabilities
Prepaid expenses                                           $   (81,000)                 $   (183,000)
Accrued reserves                             $103,000                        $ 34,000
Deferred auction marketing expenses            20,000                          27,000
Foreign subsidiary                            637,000                         530,000
Asset basis and depreciation differences                    (1,336,000)                   (1,220,000)
Federal net operating loss carryforward        29,000
                                             --------      -----------       --------    -----------
Total                                        $789,000      $(1,417,000)      $591,000    $(1,403,000)
                                             ========      ===========       ========    ===========

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Commitments - Future minimum rental commitments, net of sublease income, as of December 31, 1999 under the non-cancelable operating leases are as follows:


Year Ending
December 31,
------------
   2000                                           $2,769,000
   2001                                            2,408,000
   2002                                            1,632,000
   2003                                            1,269,000
   2004                                              351,000
   Thereafter                                         20,000
                                                  ----------
      Future Minimum lease payments               $8,449,000
                                                  ==========


Approximately $2,227,000 is due the Company in years 2000 through 2003 under sublease agreements.

Rental expense amounted to $433,000, $931,000 and $1,953,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Future minimum capitalized leases as of December 31, 1999 are as follows:

Year Ending
December 31,
------------
   2000                                            $ 798,000
   2001                                              773,000
   2002                                              510,000
   2003                                              318,000
   2004                                              316,000
   Thereafter                                        634,000
                                                  ----------
   Total minimum lease payments                    3,349,000
   Less amount representing interest                 540,000
                                                  ----------
   Present value of net minimum lease payments    $2,809,000


Employment Agreements - The Company has entered into employment agreements with all of its principal officers which provide for annual base compensation in the aggregate amount of $1,300,000 and expire at various dates through December 2000. The employment agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives. The Company also has employment agreements with various other non-officer employees, which provide for minimum annual compensation of $5,930,000 in total and expiring at various dates through December 2000.

Litigation - The Company is currently a defendant in certain routine litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



NOTE 14 - STOCK OPTION PLANS AND WARRANTS

The Company currently has the 1992 Incentive and Non-statutory Stock Option Plan, which includes a Plan A and a Plan B and the 1992 Non-Employee Director Stock Option Plan ("Plan C"). An aggregate of 1,700,000 shares of common stock are reserved for issuance under Plan A and B. The Company has 81,000 shares of common stock reserved for issuance under Plan C. Plan A permits the granting of Incentive Stock Options to employees, including employee-directors. Plan B permits the granting of nonstatutory stock options to employees, including employee-directors and consultants. Plan C permits the granting of options to non-employee-directors. Options granted under Plan A and B have an option price of 100% of the fair market value of the common stock on the date of grant. Under Plan C each director, upon being elected to the Board of Directors, is automatically granted an option to purchase 13,500 shares at the fair market value at the date of grant. Additionally, each director is granted an option to purchase an additional 540 shares at the fair market value on the date of grant when re-elected. The vesting schedule for options granted under Plan A and Plan B is determined by a committee of the Board of Directors and the Compensation Committee of the Board of Directors is currently responsible. Options granted under Plan C become exercisable on the first anniversary of the date of the initial grant provided that the optionee continues to serve as a director for at least one year from the date of such initial grant. Options granted under Plan A may be exercised for a period of up to five years from the grant date; options granted under Plan B may be exercised for a period of up to 10 years from the grant date. Under Plan C, options expire on the earlier of the tenth anniversary of the date of grant and 90 days after the individual ceases to be a director of the Company.

Details of activity under the plans for the years ended December 31, 1997, 1998 and 1999 are as follows:


                                  Outstanding   Exercise Price    Weighted Average
Stock Options                      Options         Per Share       Exercise Price

Balance January 1, 1997             297,486     $0.93 - $12.96    $           3.72
Granted                             558,000     $2.17 - $3.72     $           2.61
Forfeited                           (23,166)    $2.17 - $12.96    $          12.96
                                  ---------
Balance December 31, 1997           832,320     $2.17 - $12.96    $           2.72

Granted                             420,900     $3.67 - $8.33     $           6.74
Exercised                          (120,450)    $0.95 - $3.73     $           1.63
Forfeited                                       $3.01 - $7.41     $           3.74
                                    (16,200)
                                  ---------
Balance December 31, 1998         1,116,570     $0.95 - $8.33     $           4.11

Granted                             402,180     $7.09 - $10.43    $           8.09
Exercised                          (110,550)    $0.95 - $3.72     $           2.66
Forfeited                                       $1.57 - $12.96    $           7.22
                                    (54,540)
                                  ---------
Balance December 31, 1999         1,353,660     $0.95 - $12.96    $           5.28
                                  =========

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999




                                           Options Outstanding                              Options Exercisable
                        ----------------------------------------------------------   ----------------------------------
                           Number          Weighted Average          Weighted            Number           Weighted
       Range of          Outstanding     Remaining Contractual        Average          Exercisable         Average
   Exercise Prices        12/31/99               Life             Exercise Price        12/31/99       Exercise Price
                        --------------  ------------------------  ----------------   ----------------  ----------------
      $1.00      $1.81        216,000            2.54                       $1.43            180,000             $1.36
      $2.13      $3.72        437,250            3.67                       $2.97            243,750             $2.88
      $7.00      $8.50        512,650            4.83                       $7.54            101,049             $7.71
      $8.56     $10.43        145,100            5.28                       $8.92                  0             $   0
      $0.93     $12.96         42,660            3.64                       $8.92             28,620             $6.76
                        -------------                                                ---------------
                            1,353,660                                                        553,419
                        =============                                                ===============


The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under the stock options plans. Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income on a pro forma basis for the years ended December 31, 1998 and 1999 would have been $4,114,000 and $4,819,000, respectively. In addition, on a pro forma basis, the Company's basic and diluted net income per share at December 31, 1999, would have been $0.59 and $0.48, respectively. For December 31, 1998, the Company's basic and diluted net income per share, on a pro forma basis, would have been $0.66 and $0.60, respectively. The effect for 1997 was not disclosed, as it was not material. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield, (b) expected volatility of the Company's stock of 63%, (c) risk free interest rate of 6%, (d) expected option life of three years. The effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.

NOTE 15 - CAPITAL STOCK TRANSACTIONS

    Issuance of Capital Stock and Warrants

In July 1998, Colony Investors III, L.P. acquired a 10% equity position in the Company. The purchase involved a private placement sale of 660,128 shares of the Company's common stock and warrants exercisable for seven years to purchase 198,039 shares of the Company's common stock at $10.00 a share.

In June 1998, as part of the loan (see Note 8) obtained from FBR Asset Investment Corporation, the Company issued warrants of 131,096 shares which represent 2% of the outstanding shares on a fully diluted bases on June 3, 1998. The warrants have an exercise price of $7.56 per share, which reflects the average of the closing price for a share of common stock on NASDAQ for the twenty business days proceeding December 4, 1998. The warrants have an expiration date of June 3, 2003.

In April 1999, the Company purchased at fair value, 21,000 shares of the Company's common stock from one of the holders of the debentures. The shares are being held as treasury stock.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999




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

    Stock Dividend

In December 1998, the Company declared a 3 for 2 stock split in the form of a 50% dividend. In March 1998, the Company declared a 3 for 1 stock split in the form of a 200% stock dividend. In October 1997, the Company declared a 20% stock dividend. All historical share and per share amounts have been retroactively restated to reflect the dividends.

NOTE 16 - EMPLOYEE BENEFIT ARRANGEMENTS

    Employee Profit Sharing Plan

The Company maintains a profit sharing plan covering all full-time employees over the age of 21, who have completed three months of service prior to January 1 and July 1 of each year. Contributions to the profit sharing plan are made solely at the discretion of the Company's Board of Directors. No contributions were made for the years ended December 31, 1997, 1998 and 1999.

In addition, the Company has a qualified profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions, which authorize the Company to make discretionary contributions. During 1997, 1998 and 1999 the Company made matching contributions of $24,000, $27,000 and $39,000, respectively to this plan.

    Deferred Compensation Plan

In 1997, the Company established a non-qualified deferred compensation plan to provide specified benefits to a select group of management and key employees who contribute materially to the continued growth, development and future business success of the Company. Under this plan, participants are able to make salary deferral contribution of up to 100% of their total compensation. The plan also includes provisions, which authorize the Company to make discretionary contributions. During 1997, 1998 and 1999, the Company made matching contributions of $314,000, $1,078,000 and $1,000,000, respectively.

    Notes Receivable from Stockholders

In December 1997, a group of key employees, including its principal executive officers, purchased 73,314 shares of the Company's outstanding stock for cash in a private transaction with an institutional investor. The purchase represented approximately 5.6% of the Company's outstanding shares. The Company provided recourse loans for the employees to purchase the stock totaling approximately $1.3 million. The balance outstanding as of December 31, 1999 was $200,000. The terms of the notes receivable are prime plus 1%, interest payable semi-annually, with a maturity date of the earlier of 3 years, or at termination of employment, or sale of stock by the employee

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



NOTE 17 - EXTRAORDINARY ITEMS

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

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


The following tables reconcile the Company's income and expense activity for the year ended December 31, 1997. The Company did not generate material intersegment revenues for the periods ended December 31, 1999, 1998 and 1997. The Company does not disclose based on geographic segments due to immateriality. The Company does not use capital expenditures by segment as part of the decision making process. The amounts representing investments with related parties and nonaffiliates are included in the investment segment.

              1997 Reconciliation of Reportable Segment Information


                                                                 BROKERAGE     INVESTMENTS       CORPORATE       CONSOLIDATED
                                                               ------------    ------------     ------------     ------------
Property management and leasing fees
Commissions                                                    $  5,895,000                                      $  5,895,000
Sales of residential real estate                                               $  6,753,000                         6,753,000
Equity in income of investments with related parties
  and non affiliates                                                              1,431,000                         1,431,000
Gain on sale of commercial real estate                                            6,339,000                         6,339,000
Rental income, net                                                                1,629,000                         1,629,000
Gain on restructure notes receivable                                              4,036,000                         4,036,000
Interest and other income                                                           897,000     $     19,000          916,000
                                                               ------------    ------------     ------------     ------------
REVENUES:                                                         5,895,000      21,085,000           19,000       26,999,000

Depreciation and amortization                                                       483,000          307,000          790,000
Interest expense                                                                  2,791,000          348,000        3,139,000
Other expenses                                                    4,678,000       9,228,000        4,933,000       18,839,000
                                                               ------------    ------------     ------------     ------------
OPERATING EXPENSES:                                               4,678,000      12,502,000        5,588,000       22,768,000
                                                               ------------    ------------     ------------     ------------

Income before provision for income taxes                          1,217,000       8,583,000       (5,569,000)       4,231,000

Provision for taxes                                                                                  280,000          280,000
                                                               ------------    ------------     ------------     ------------

Income before provision for extraordinary items                   1,217,000       8,583,000       (5,849,000)       3,951,000

Extraordinary items                                                                 213,000         (134,000)          79,000
                                                               ------------    ------------     ------------     ------------

NET INCOME                                                     $  1,217,000    $  8,796,000     $ (5,983,000)    $  4,030,000
                                                               ============    ============     ============     ============


                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



The following tables reconcile the Company's income and expense activity for the year ended December 31, 1998 and balance sheet data as of December 31, 1998.

              1998 Reconciliation of Reportable Segment Information


                                                PROPERTY
                                                MANAGEMENT       BROKERAGE     INVESTMENTS       CORPORATE      CONSOLIDATED
Property management and leasing fees           $ 12,725,000    $    735,000    $    734,000                     $ 14,194,000
Commissions                                                       4,890,000          27,000                        4,917,000
Sales of residential real estate                                                 13,828,000                       13,828,000
Equity in income of investments with
  related parties and non affiliates                                350,000         262,000                          612,000
Gain on sale of joint venture                                                     4,077,000                        4,077,000
Gain on sale of commercial real estate                                            2,654,000                        2,654,000
Rental income, net                                                                4,583,000                        4,583,000
Gain on restructure notes receivable                                              3,911,000                        3,911,000
Interest and other income                                            52,000       1,889,000    $    155,000        2,096,000
                                               ------------    ------------    ------------    ------------     ------------
TOTAL REVENUES:                                  12,725,000       6,027,000      31,965,000         155,000       50,872,000

Depreciation and amortization                                                     1,125,000         934,000        2,059,000
Interest expense                                                                  6,375,000       2,023,000        8,398,000
Other expenses                                    8,470,000       3,329,000      26,883,000       8,321,000       34,253,000
                                               ------------    ------------    ------------    ------------     ------------
TOTAL OPERATING EXPENSES:                         8,470,000       3,329,000      21,633,000      11,278,000       44,710,000
                                               ------------    ------------    ------------    ------------     ------------

Income before provision for income taxes          4,255,000       2,698,000      10,332,000     (11,123,000)       6,162,000

Provision for income taxes                                                                          837,000          837,000
                                               ------------    ------------    ------------    ------------     ------------

NET INCOME                                     $  4,255,000    $  2,698,000    $ 10,332,000    ($11,960,000)    $  5,325,000
                                               ============    ============    ============    ============     ============



                                                PROPERTY
                                                MANAGEMENT      BROKERAGE      INVESTMENTS      CORPORATE       CONSOLIDATED

TOTAL ASSETS                                   $  7,780,000    $  3,275,000    $162,499,000    $ 31,262,000     $204,816,000
                                               ============    ============    ============    ============     ============

TOTAL LIABILITIES                              $  2,525,000    $  1,535,000    $138,592,000    $ 39,384,000     $182,036,000

STOCKHOLDERS' EQUITY                              5,255,000       1,740,000      23,907,000      (8,122,000)      22,780,000

                                               ------------    ------------    ------------    ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  7,780,000    $  3,275,000    $162,499,000    ($31,262,000)    $204,816,000
                                               ============    ============    ============    ============     ============

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



The following tables reconcile the Company's income and expense activity for the year ended December 31, 1999 and balance sheet data as of December 31, 1999.

              1999 Reconciliation of Reportable Segment Information


                                                 PROPERTY
                                                 MANAGEMENT       BROKERAGE     INVESTMENTS       CORPORATE     CONSOLIDATED
Property management and leasing fees            $ 26,622,000    $  2,925,000    $      5,000                     $ 29,552,000
Commissions                                                        9,489,000       1,073,000                       10,562,000
Sales of residential real estate                                                  25,731,000                       25,731,000
Equity in income of investments with
  related parties and non affiliates                                 736,000       1,313,000                        2,049,000
Gain on sale of joint venture                                      2,406,000                                        2,406,000
Gain on sale of commercial real estate                             1,129,000       5,940,000                        7,069,000
Rental income, net                                                                 2,877,000                        2,877,000
Gain on restructure notes receivable                                               6,352,000                        6,352,000
Interest and other income                                            274,000       1,259,000    $    479,000        2,012,000
                                                ------------    ------------    ------------    ------------     ------------
TOTAL REVENUES:                                   26,622,000      16,959,000      44,550,000         479,000       88,610,000

Depreciation and amortization                                        912,000       2,594,000       3,506,000
Interest expense                                                   9,299,000       2,142,000      11,441,000
Other expenses                                    19,922,000       5,409,000      26,868,000      13,026,000       65,225,000
                                                ------------    ------------    ------------    ------------     ------------
TOTAL OPERATING EXPENSES:                          6,131,000       3,140,000      37,079,000      17,762,000       80,172,000
                                                ------------    ------------    ------------    ------------     ------------

Income before provision for income taxes           6,700,000      11,550,000       7,471,000     (17,283,000)       8,438,000

Provision for income taxes                                                                         2,829,000        2,829,000
                                                ------------    ------------    ------------    ------------     ------------

NET INCOME                                      $  6,700,000    $ 11,550,000    $  7,471,000    $(20,112,000)       5,609,000
                                                ============    ============    ============    ============     ============



                                                 PROPERTY
                                                 MANAGEMENT       BROKERAGE     INVESTMENTS       CORPORATE     CONSOLIDATED

TOTAL ASSETS                                    $ 15,021,000    $ 16,670,000    $ 54,104,000    $ 49,355,000     $135,150,000
                                                ============    ============    ============    ============     ============

TOTAL LIABILITIES                               $  3,066,000    $  3,380,000    $ 22,726,000    $ 59,292,000     $ 88,464,000

STOCKHOLDERS' EQUITY                              11,955,000      13,290,000      31,378,000      (9,937,000)      46,686,000

                                                ------------    ------------    ------------    ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 15,021,000    $ 16,670,000    $ 54,104,000    $ 49,355,000     $135,150,000
                                                ============    ============    ============    ============     ============


                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999




NOTE 19 - EARNINGS PER SHARE

The following table reconciles the calculation for the earning per share for the periods ending December 31, 1999, 1998 and 1997:


                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
BASIC EARNINGS PER SHARE                                  1997           1998           1999
------------------------                              -----------    -----------    -----------
Net Income Available to Common Stockholders           $ 4,030,000    $ 5,325,000    $ 5,609,000
                                                      ===========    ===========    ===========

Weighted Average Shares                                 6,104,497      6,254,470      8,218,983

                                                      -----------    -----------    -----------
Basic per Share Amount                                $      0.66    $      0.85    $      0.68
                                                      ===========    ===========    ===========


DILUTED EARNINGS PER SHARE
--------------------------

Net Income                                            $ 4,030,000    $ 5,325,000    $ 5,609,000
Income effect of dilative securities, tax effected                                      204,000
                                                      -----------    -----------    -----------
Net Income available for stockholders                 $ 4,030,000    $ 5,325,000    $ 5,813,000

Weighted Average Shares                                 6,104,497      6,254,470      8,218,983
Weighted average shares, convertible debentures                          461,538        534,246
Options and warrants                                       82,783         85,348      1,261,372
                                                      -----------    -----------    -----------
Total Diluted Shares                                    6,187,280      6,801,356     10,014,601
                                                      ===========    ===========    ===========

                                                      -----------    -----------    -----------
Diluted per Share Amount                              $      0.65    $      0.78    $      0.58
                                                      ===========    ===========    ===========


NOTE 20 - UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

The following pro forma consolidated statement of income give effect to the acquisition of five management companies acquired during 1999. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. This unaudited pro forma condensed information does not purport to represent what the actual results of operations of the Company would have been assuming the acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.


                                        1998            1999
                                      PRO FORMA       PRO FORMA
                                    ------------    ------------
      TOTAL REVENUE                 $ 75,522,000    $105,590,000

      TOTAL OPERATING EXPENSES        67,961,000      95,352,000
                                    ------------    ------------

      INCOME BEFORE INCOME TAXES       7,561,000      10,238,000

      PROVISION FOR INCOME TAXES       1,327,000       3,414,000
                                    ------------    ------------

      NET INCOME                    $  6,234,000    $  6,824,000
                                    ============    ============

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999



      Pro forma basic net income per share                             $     1.00          $      0.83
      Pro forma basic weighted average shares                           6,254,470            8,218,983
      Pro forma diluted net income per share                           $     0.92          $      0.70
      Pro forma diluted weighted average shares                         6,801,356           10,014,601


NOTE 21 - UNAUDITED CONSOLIDATED QUARTERLY INFORMATION


                                                                                     1998
                                                            --------------------------------------------------------
                                                                               Three Months Ended
                                                             March 31        June 30       Sept. 30        Dec. 31
                                                            -----------    -----------    -----------    -----------
REVENUES                                                    $ 4,397,000    $ 6,459,000    $20,834,000    $19,182,000

TOTAL OPERATING EXPENSES                                      3,625,000      6,221,000     19,132,000     15,732,000
                                                            -----------    -----------    -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                        772,000        238,000      1,702,000      3,450,000

PROVISION FOR INCOME TAXES                                       98,000         36,000        311,000        392,000
                                                            -----------    -----------    -----------    -----------
NET INCOME                                                  $   674,000    $   202,000    $ 1,391,000    $ 3,058,000
                                                            ===========    ===========    ===========    ===========
    Basic net income per share                              $      0.11    $      0.03    $      0.21    $      0.46
    Basic weighted average shares                             5,924,800      5,954,943      6,520,855      6,606,858

    Diluted net income per share                            $      0.11    $      0.03    $      0.20    $      0.43
                                                            -----------    -----------    -----------    -----------

    Diluted weighted average shares                           6,366,289      6,583,598      7,093,199      7,150,513
                                                            ===========    ===========    ===========    ===========




                                                                      1999
                                              ------------------------------------------------------
                                                               Three Months Ended
                                                March 31      June 30      Sept. 30       Dec. 31
                                              ----------    ----------    -----------    -----------
REVENUES                                      16,857,000    13,115,000     32,296,000     26,342,000

TOTAL OPERATING EXPENSES                      15,084,000    11,685,000     28,717,000     24,686,000
                                              ----------    ----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES       1,773,000     1,430,000      3,579,000      1,656,000

PROVISION FOR INCOME TAXES                       603,000       500,000      1,078,000        648,000

                                              ----------    ----------    -----------     ----------
NET INCOME                                     1,170,000       930,000      2,501,000      1,008,000
                                              ==========    ==========    ===========    ===========


  Basic net income per share                  $     0.17    $     0.12    $      0.28    $      0.11
  Basic weighted average shares                6,707,284     8,000,080      9,066,662      9,066,662

  Diluted net income per share                $     0.16    $     0.11    $      0.25    $      0.10
  Diluted weighted average shares              7,329,809     9,247,329     10,393,787     10,351,925

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Directors and Executive Officers of the Company will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to Executive Compensation will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to Security Ownership of Certain Beneficial Owners and Management will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to Certain Relationships and Related Transactions will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) Financial Statements, Financial Statement Schedules and Exhibits

     (1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules in Item 8 hereof.

     (2)  Financial Statement Schedules.

                  SCHEDULE III - REAL ESTATE OWNED                      S-1

                  SCHEDULE IV - NOTES RECEIVABLE ON REAL ESTATE         S-2

          Supplemental financial statement schedules not listed above are omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

         (3)  Exhibits:


       Exhibit Number                        Description
       --------------                        -----------
            3.1         Certificate of Incorporation of the Company, as amended
                        to date.

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

            10.2        Deferred Compensation Plan dated September 1, 1997.

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

            10.4.1      1993 Amendment to 1992 Incentive and Nonstatutory Stock
                        Option Plan.

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

            10.5.1      Fifth Amendment to Employment Agreement dated as of May
                        19, 1997 between the Company and William J. McMorrow.

            10.5.2      Sixth Amendment to Employment Agreement dated as of
                        August 20, 1998 between the Company and William J.
                        McMorrow.

            10.5.3*     Seventh Amendment to Employment Agreement dated as of
                        August 9, 1999 between the Company and William J.
                        McMorrow.


       Exhibit Number                        Description
       --------------                        -----------
            10.5.4*     Eighth Amendment to Employment Agreement dated as of
                        December 13, 1999 between the Company and William J.
                        McMorrow.


            10.6        Limited Liability Company Operating Agreement of KW-A,
                        LLC dated as of July 17, 1998.

            10.7        Employment Agreement dated as of July 17, 1998 between
                        KW-A, LLC and Barry Schlessinger.

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

            10.9.1      First Amendment to Employment Agreement dated as of May
                        19, 1997 between the Company and Richard Mandel.

            10.9.2      Second Amendment to Employment Agreement dated as of
                        January 1, 1998 between the Company and Richard Mandel.

            10.9.3*     Third Amendment to Employment Agreement dated as of
                        January 1, 1999 between the Company and Richard Mandel.

            10.9.4*     Four Amendment to Employment Agreement dated as of
                        January 1, 2000 between the Company and Richard Mandel.

            10.10       Employment Agreement dated January 1, 1996 between the
                        Company and Lewis Halpert.

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

            10.10.2     Second Amendment to Employment Agreement dated as of
                        January 1, 1998 between the Company and Lewis Halpert.

            10.10.3*    Third Amendment to Employment Agreement dated as of
                        January 1, 1998 between the Company and Lewis Halpert.

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

            10.11.1     Second Amendment to Employment Agreement dated April 1,
                        1998 between the Company and Freeman Lyle.

            10.11.2     Third Amendment to Employment Agreement dated as of
                        April 1, 1998 between the Company and Freeman Lyle.

            10.11.3*    Fourth Amendment to Employment Agreement dated as of
                        April 1, 1999 between the Company and Freeman Lyle.

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



       Exhibit Number                        Description
       --------------                        -----------
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

            10.29       Agreement of Limited Partnership of Colony-KW Partners,
                        L.P.

            10.30*      Purchase and Sale of Stock Between K-W Properties and
                        Camden Investment Property Group Inc.

            10.31*      Purchase and Sale of Membership Interest in Del Mar
                        Pasadena, LLC between K-W Del Mar Group, Inc. and
                        Camden Investment Property Group Inc.

            21*         List of Subsidiaries of the Company.



       Exhibit Number                        Description
       --------------                        -----------

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

                                         KENNEDY-WILSON, INC.

Date:  March 30, 2000

                                         By: /s/WILLIAM J. McMORROW
                                             -----------------------------------
                                             William J. McMorrow
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                   Name                                                   Title                                    Date
                   ----                                                   -----                                    ----
          /s/WILLIAM J. McMORROW           Chairman of the Board and Chief Executive Officer                   March 30, 2000
--------------------------------------     (Principal Executive Officer)
           William J. McMorrow

             /s/FREEMAN A. LYLE            Executive Vice President, Chief Financial Officer and               March 30, 2000
--------------------------------------     Secretary (Principal Financial and Accounting Officer)
             Freeman A. Lyle

             /s/LEWIS A. HALPERT           Executive Managing Director and                                     March 30, 2000
--------------------------------------
             Lewis A. Halpert              Director

             /s/RICHARD A. MANDEL          Managing Director and Director                                      March 30, 2000
--------------------------------------
            Richard A. Mandel

          /s/BARRY SCHLESSINGER            President Kennedy-Wilson Properties, Ltd., and Director             March 30, 2000
--------------------------------------
          Barry S. Schlessinger

            /s/THOMAS BARRACK              Director                                                            March 30, 2000
--------------------------------------
              Thomas Barrack

              /s/KENT MOUTON               Director                                                            March 30, 2000
--------------------------------------
               Kent Mouton

              /s/DONALD PRELL              Director                                                            March 30, 2000
--------------------------------------
               Donald Prell


Kennedy-Wilson Inc.
SCHEDULE III - REAL ESTATE OWNED                                                                      Costs Capitalized
For Year Ended December 31, 1999                                                                          Subsequent to
                                                                           Initial Cost                    Acquisition
                                                                    ---------------------------    ----------------------------
                                                                                   Building and                       Carrying
Commercial properties:                               Encumbrance        Land        Improvements    Improvements        Costs
                                                    ------------    ------------    ------------    ------------    -----------
  4 vacant lots., Santa Monica, California          $  1,000,000    $  2,402,000              --              --             --
  612 South Flower, Los Angeles, California
    282,000 square foot office building                5,759,000      12,292,000    $  4,208,000              --             --
                                                    ------------    ------------    ------------    ------------    -----------
                                                       6,759,000      14,694,000       4,208,000              --             --
                                                    ------------    ------------    ------------    ------------    -----------

Residential properties:
  Pacific Palisades, California
    3 residential homes                                1,384,000         960,000         789,000    $    262,000    $   101,000
  Cathedral City, California
    112 housing lots                                   3,258,000       1,800,000                       2,590,000          8,000
  San Diego, California
    155 acres of land                                         --         283,000
                                                    ------------    ------------    ------------    ------------    -----------
                                                       4,642,000       3,043,000         789,000       2,852,000        109,000
                                                    ------------    ------------    ------------    ------------    -----------

                                                    ------------    ------------    ------------    ------------    -----------
                                            Total   $ 11,401,000    $ 17,737,000    $  4,997,000    $  2,852,000    $   109,000
                                                    ============    ============    ============    ============    ===========


                                                                Gross Amounts At Which Carried
                                                                      At Close of Period
                                                        --------------------------------------------
                                                                       Buildings and
Commercial properties:                                      Land        Improvements       Total
                                                        ------------    ------------    ------------
  4 vacant lots., Santa Monica, California              $  2,402,000    $     38,000    $  2,440,000
  612 South Flower, Los Angeles, California
    282,000 square foot office building                   12,292,000       4,208,000      16,500,000
                                                        ------------    ------------    ------------
                                                          14,694,000       4,246,000      18,940,000
                                                        ------------    ------------    ------------
Residential properties:
  Pacific Palisades, California
    3 residential homes                                      960,000       1,152,000       2,112,000
  Cathedral City, California
    112 housing lots                                       1,800,000       2,598,000       4,398,000
  San Diego, California
    155 acres of land                                        283,000                         283,000
                                                        ------------    ------------    ------------
                                                           3,043,000       3,750,000       6,793,000
                                                        ------------    ------------    ------------

                                                        ------------    ------------    ------------
                                               Total    $ 17,737,000    $  7,996,000    $ 25,733,000
                                                        ============    ============    ============


Balance at beginning of year                                       $122,407,000
            Additions during period:
                Acquisitions                         16,500,000
                Improvements                          3,163,000
                Other:                                5,739,000      25,402,000
                                                     ----------               -
            Deductions during period:
                Disposition of real estate sold      36,839,000
                Transfer of real estate              85,237,000     122,076,000
                                                     ----------     -----------
Balance at end of year                                             $ 25,733,000
                                                                   ============



                                                           KENNEDY-WILSON, INC.
                                                           SCHEDULE IV - Notes Receivable on Real Estate
                                                           For Year Ended December 31, 1999

                                                                  Periodic                     Face          Carrying     Delinquent
                              Interest     Maturity               Payment             Prior    Amount of     Amount of    Principal/
      Description               Rate         Date                 Terms               Liens    Mortgage      Mortgage     Interest
------------------------------------------------------------------------------------------------------------------------------------
Construction Loans:

  Note secured by deed of       10%     April 30, 2000     Accrued Interest First,     No     $   701,000   $   809,000
  trust on 15 single                                        then Principal Pay Down
  family residential units
  in California

  Note secured by deed of       10%     July 31, 2000      Level Principal             No         342,000       371,000
  trust on 16 single family                                  and Interest
  homes in California

  Note secured by deed of       10%     July 31, 2000      Level Principal             No         301,000       326,000
  trust on 23 single family                                 and Interest
  homes in California

  Note secured by third trust   10%     November 1, 2000   Level Principal             No       1,500,000     1,448,000
  deed on residential and                                   and Interest
  commercial property in
  California

  Note secured by deed of       12%     March 31, 2002     Level Principal             No       5,760,000     5,034,000
  trust on 1,044.79 acres of                                and Interest
  land in California

  Note secured by deed of       10%     Upon completion    Level Principal             No         675,000       578,000
  trust on 211 single family            and sale of last    and Interest
  homes in Nevada                       unit

First Mortgage:
  Note secured by 542 acres
  of land in Hawaii             N/A     December 31, 1990     None                     No      48,925,000     8,831,000
                                                                                              -----------   -----------
                                                                                              $58,204,000   $17,397,000
                                                                                              ===========   ===========



Balance at beginning of the year                                         $ 1,894,000
     Additions during year:
        New mortgage loans                                 16,469,000
     Deductions during year:
        Collections of principal                             (966,000)
                                                            ----------
                                                                          15,503,000
                                                                         -----------
Balance at end of the year                                               $17,397,000
                                                                         ===========