Form 10-Q
period 2000-03-31
KENNEDY WILSON INC
filed 2000-05-15
CIK 885720

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 9,100,162 SHARES OUTSTANDING AT MAY 15, 2000.


================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2000




                                                                                                               PAGE
                                                                                                               ----
Part I. Financial Information..............................................................................       3

      Item 1. Financial Statements:

                Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999.........       3

                Consolidated Statements of Income for the Three-Month Periods Ended
                March 31, 2000 and 1999 (Unaudited)........................................................       4

                Consolidated Statements of Cash Flows for the Three-Month Periods Ended
                March 31, 2000 and 1999 (Unaudited)........................................................       5

                Notes to Consolidated Financial Statements (Unaudited).....................................     6-8

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    9-11

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk...................................      12

Part II. Other Information.................................................................................      13

      Item 6.  Exhibits and Reports on Form 8-K............................................................      13


                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                           MARCH 31,               DECEMBER 31,
                                                                                             2000                      1999
                                                                                         -------------            -------------
                                                                                          (UNAUDITED)
ASSETS:
            Cash and cash equivalents                                                    $   2,255,000            $   5,243,000
            Cash - restricted                                                                   65,000                2,101,000
            Accounts receivable                                                              6,558,000                8,534,000
            Notes receivable (Note 2)                                                       29,828,000               30,643,000
            Real estate held for sale (Note 4)                                              24,579,000               25,733,000
            Investments with related parties and non-affiliates                             29,952,000               23,484,000
            Contracts, furniture, fixtures and equipment and other assets                   17,872,000               16,237,000
            Goodwill, net                                                                   22,962,000               23,175,000
                                                                                         -------------            -------------
TOTAL ASSETS                                                                             $ 134,071,000            $ 135,150,000
                                                                                         =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
            Accounts payable                                                             $   1,459,000            $   2,403,000
            Accrued expenses and other liabilities                                          14,202,000               20,602,000
            Deferred taxes                                                                     812,000                  812,000
            Notes payable                                                                   15,632,000                9,213,000
            Borrowings under lines of credit                                                32,493,000               27,533,000
            Mortgage loans payable                                                           9,451,000               11,401,000
            Subordinated debt (Note 5)                                                      11,500,000               16,500,000
                                                                                         -------------            -------------
               Total liabilities                                                            85,549,000               88,464,000
                                                                                         -------------            -------------

STOCKHOLDERS' EQUITY
            Preferred stock, $.01 par value; shares authorized 5,000,000 as of December 31, 1999; none issued
                                                                                         -------------            -------------
            Common stock $.01 par value; shares authorized: 50,000,000 in 1999 shares issued 9,100,162 as of March 31, 2000 and 9,066,662
                   as of December 31, 1999                                                      91,000                   91,000
             Additional paid-in capital                                                     47,290,000               47,156,000
             Accumulated retained earnings (deficit)                                         1,323,000                 (361,000)
             Notes receivable from stockholders                                               (182,000)                (200,000)
                                                                                         -------------            -------------
               Total stockholders' equity                                                   48,522,000               46,686,000
                                                                                         -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 134,071,000            $ 135,150,000
                                                                                         =============            =============


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          ---------------------------------
                                                                             2000                   1999
                                                                          -----------           -----------
 REVENUES:
       Property management and leasing fees                               $ 8,495,000           $ 6,528,000
       Commission income                                                    2,473,000             2,171,000
       Sales of residential real estate                                    22,999,000             4,964,000
       Equity in income of investments with related parties and
            non-affiliates (Note 3)                                         1,336,000               455,000
       Income on restructured notes receivable (Note 2)                     1,407,000               672,000
       Rental income, net                                                      77,000             1,686,000
       Interest and other income                                              749,000               381,000
                                                                          -----------           -----------
       Total Revenue                                                       37,536,000            16,857,000
                                                                          -----------           -----------

 OPERATING EXPENSES:
       Commissions and marketing expenses                                      93,000                52,000
       Cost of residential real estate sold                                20,257,000             4,801,000
       Compensation and related expenses                                    8,128,000             3,352,000
       General and administrative                                           4,357,000             3,036,000
       Depreciation and amortization                                          970,000               611,000
       Interest expense                                                     1,483,000             3,232,000
                                                                          -----------           -----------
       Total Operating Expenses                                            35,288,000            15,084,000
                                                                          -----------           -----------

 Income Before Provision for Income Taxes                                   2,248,000             1,773,000

 Provision for Income Taxes                                                   564,000               603,000
                                                                          -----------           -----------

 NET INCOME                                                               $ 1,684,000           $ 1,170,000
                                                                          ===========           ===========

SHARE DATA:

       Basic net income per share                                         $      0.19           $      0.17
       Basic weighted average shares                                        9,080,887             6,707,284

       Diluted net income per share                                       $      0.17           $      0.16
       Diluted weighted average shares                                     10,264,576             7,329,809

                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  -----------------------------------
                                                                      2000                    1999
                                                                  ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  1,684,000            $ 1,170,000
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                        970,000                611,000
  Equity in income of investments with related parties
       and non-affiliates                                           (1,336,000)              (455,000)
  Income on restructured notes receivable - non-cash                  (740,000)              (684,000)
Change in assets and liabilities:
  Accounts receivable                                                1,976,000              1,389,000
  Other assets                                                      (2,046,000)              (290,000)
  Accounts payable                                                    (944,000)             1,229,000

  Accrued expenses and other liabilities                            (6,400,000)            (4,570,000)
                                                                  ------------            -----------
      Net cash used in operating activities                         (6,836,000)            (1,600,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contract, furniture, fixtures and equipment               (303,000)              (439,000)
Purchase and additions to real estate held for sale                (18,724,000)            (6,607,000)
Proceeds from sales of real estate held for sale                    19,835,000              5,101,000
Additions to notes receivable                                          (97,000)            (5,773,000)

Payments from notes receivable                                       1,652,000              1,007,000
Repayments from stockholders                                            18,000                  4,000
Distributions from joint ventures                                    1,873,000                 86,000

Contributions to joint ventures                                     (7,005,000)            (2,011,000)
                                                                  ------------            -----------
    Net cash used in investing activities                           (2,751,000)            (8,632,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage loans payable                                     643,000              1,836,000
Repayment of mortgage loans payable                                 (2,593,000)            (1,328,000)
Borrowings under lines of credit                                     6,032,000              7,476,000

Repayment of lines of credit                                        (1,072,000)              (350,000)
Borrowings under notes payable                                       7,059,000                     --

Repayment of notes payable                                            (640,000)                (5,000)
Repayment of subordinated debt                                      (5,000,000)                    --
Cash - restricted decrease                                           2,036,000                190,000

Issuance of common stock                                               134,000                274,000
                                                                  ------------            -----------
    Net cash provided by financing activities                        6,599,000              8,093,000
                                                                  ------------            -----------

Net decrease in cash                                                (2,988,000)            (2,139,000)
CASH, BEGINNING OF PERIOD                                            5,243,000              9,838,000
                                                                  ------------            -----------

CASH, END OF PERIOD                                               $  2,255,000            $ 7,699,000
                                                                  ============            ===========


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                    UNAUDITED

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

             The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the "Company") without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The results of operations for interim periods are not necessarily indicative of results to be expected for full fiscal years. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior period balances to conform to the current period presentation. In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company does not have any material disclosure items under comprehensive income.

NOTE 2 - NOTES RECEIVABLE

             Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees.

NOTE 3 - INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

             The Company has a number of partnerships and joint venture interests ranging from 2% to 50%, some with former related parties, that were formed to acquire, manage, develop and or sell real estate. These investments are accounted for under the equity method. Investments with related parties and non-affiliates also include mezzanine loans to real estate developers for new single-family residential developments.

NOTE 4 - REAL ESTATE HELD FOR SALE

             Real estate held for sale is comprised of commercial and residential properties and land, and is accounted for at the lower of carrying amount or fair value less cost to sell. Real estate is classified as held for sale since the Company's intent is to acquire and dispose of properties as part of its normal course of business.

NOTE 5 - SUBORDINATED DEBT

             During the first quarter of 2000, the Company paid down $5.0 million of its subordinated debt.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                    UNAUDITED

NOTE 6 - EARNINGS PER SHARE

             The following table reconciles the denominator used in calculating the earnings per share for the periods ending March 31, 2000 and 1999.


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    --------------------------------
BASIC CALCULATION                                                       2000                 1999
---------------------------------------------------------           -----------           ----------
Net Income Available to Stockholders                                $ 1,684,000           $1,170,000
                                                                    ===========           ==========

Weighted Average Shares                                               9,080,887            6,707,284

                                                                    -----------           ----------
Basic EPS                                                           $      0.19           $     0.17
                                                                    ===========           ==========

DILUTED CALCULATION

Net Income                                                          $ 1,684,000           $1,170,000
Income Effect of Dilutive Securities, tax effected                       74,000                   --
                                                                    -----------           ----------

Net Income Available to Stockholders                                $ 1,758,000           $1,170,000
                                                                    ===========           ==========

Weighted Average Shares                                               9,080,887            6,707,284
Weighted Average Shares, including convertible debentures               750,000                   --
Common Stock Equivalents                                                433,689              622,525
                                                                    -----------           ----------
Total Diluted Shares                                                 10,264,576            7,329,809
                                                                    -----------           ----------

                                                                    -----------           ----------
Diluted EPS                                                         $      0.17           $     0.16
                                                                    ===========           ==========

NOTE 7 - SEGMENT INFORMATION

                    The Company's business activities currently consist of property management, commercial and residential brokerage, and various types of real estate and note investments. The Company's segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments:

             Property Management - As a result of recent acquisitions, the Company has become a nationwide commercial and residential property management and leasing company, providing a full range of services relating to property management, including tenant representation. The Company also provides asset management services for some of our joint ventures.

             Brokerage - Through it's various offices, the Company provides specialized brokerage services for both commercial and residential real estate and provides other real estate services such as property valuations, development and implementation of marketing plans, arranging financing, sealed bid auctions and open bid auctions.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                    UNAUDITED

             Investments - With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of distressed notes. The Company's current real estate portfolio focuses on commercial buildings and multiple and single-family residences. The Company has entered into joint ventures with large international investors, to invest in both U.S. and Japanese real estate and note pools. The Company also makes mezzanine loans to real estate developers for new single-family, residential developments.

             The following table reconciles the Company's income and expense activity for the three months ended March 31, 2000 and balance sheet data as of March 31, 2000. The Company does not disclose based on geographic segments due to immateriality.

              2000 Reconciliation of Reportable Segment Information

                                                Property
                                               Management       Brokerage       Investments       Corporate         Consolidated
                                              -----------      -----------      -----------      ------------       ------------
Property Management and Leasing Fees          $ 8,213,000      $   282,000                                           $ 8,495,000
Commissions                                     1,137,000        1,336,000                                             2,473,000
Other                                                              433,000      $25,787,000      $    348,000         26,568,000
                                              -----------      -----------      -----------      ------------       ------------
Total Revenue                                   9,350,000        2,051,000       25,787,000           348,000         37,536,000

Operating Expenses                              7,053,000        1,336,000       23,908,000         2,991,000         35,288,000
                                              -----------      -----------      -----------      ------------       ------------

Income Before Provision for Income Taxes      $ 2,297,000      $   715,000      $ 1,879,000      $ (2,643,000)      $  2,248,000
                                              ===========      ===========      ===========      ============       ============



Total Assets                                  $14,622,000      $16,880,000      $69,846,000      $ 32,723,000       $134,071,000
                                              ===========      ===========      ===========      ============       ============


             The following table reconciles the Company's income and expense activity for the three months ended March 31, 1999, and balance sheet data as of March 31, 1999.

              1999 Reconciliation of Reportable Segment Information

                                              Property
                                              Management       Brokerage       Investments        Corporate         Consolidated
                                              ----------      -----------      ------------      ------------       ------------
Property Management and Leasing Fees          $5,354,000      $   709,000      $    465,000                         $  6,528,000
Commissions                                                     1,856,000           315,000                            2,171,000
Other                                                               7,000         7,979,000      $    172,000          8,158,000
                                              ----------      -----------      ------------      ------------       ------------
Total Revenue                                  5,354,000        2,572,000         8,759,000           172,000         16,857,000

Operating Expenses                             3,892,000        1,223,000         8,190,000         1,779,000         15,084,000
                                              ----------      -----------      ------------      ------------       ------------

Income Before Provision for Income Taxes      $1,462,000      $ 1,349,000      $    569,000      $ (1,607,000)      $  1,773,000
                                              ==========      ===========      ============      ============       ============

Total Assets                                  $7,597,000      $17,655,000      $155,437,000      $ 29,863,000       $210,552,000
                                              ==========      ===========      ============      ============       ============

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

        COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

        TOTAL REVENUES

             Total revenues for the three months ended March 31, 2000 were approximately $37.5 million, which represents a 122.6% increase over $16.9 million for the same period in 1999. Earnings before taxes for the three months ended March 31, 2000 were $2.2 million, which represents a 26.8% increase over the same period in 1999 of $1.8 million. Net income for the three months ended March 31, 2000 was $1.7 million, which represents a 43.9% increase over $1.2 million for March 31, 1999.

             Property Management. Property management and leasing operations generated approximately $8.5 million of revenues in the first quarter of 2000, representing 22.6% of our total revenue and a 30.1% increase over property management revenue of approximately $6.5 million for the same period in 1999. During 1999, we acquired five property management companies. As of March 31, 2000, we had under management a portfolio of approximately 75 million square feet of commercial, industrial and apartment properties located in 26 states and the District of Columbia.

             Brokerage. Brokerage commission revenues for the first quarter of 2000 were approximately $2.5 million, representing 6.6% of total revenues and a 13.9% increase over brokerage commission revenues for the first quarter of 1999 of approximately $2.2 million. The increase reflects the continued expansion of our brokerage services both in the U.S. and Japan, as well as our tenant representation business.

             Investments. Sales of residential real estate were approximately $23.0 million for the three months ended March 31, 2000, representing 61.3% of total revenues and a 363.3% increase over approximately $5.0 million for the same three month in 1999. This increase is due to sales from three projects, including the sale of a 53-unit condominium complex in West Los Angeles, fifteen units in a 109 unit single family development in Cathedral City, CA, and a single family home in West Los Angeles. This compares to revenues for the first quarter of 1999 from the sale of fifteen units of a 23 unit single family development in Palm Desert. The sales of residential real estate for both years reflect our continuing strategy to sell upon completion of planned improvements, rather than holding for speculation.

             Equity in income of investments with related parties and non-affiliates totaled approximately $1.3 million for the first quarter in 2000, or 3.6% of total revenue compared to $455,000 realized in the first quarter during 1999. Revenue from the mezzanine lending was approximately $792,000 for the period ended March 31, 2000, compared to $57,000 in the same period in 1999 due to maturing projects associated with the loans.

             Gains on restructured notes totaled $1.4 million for the period ended March 31, 2000, or 3.7% of total revenues, a 109.4% increase from $672,000 for the period ended March 31, 1999. The gain reflects our continued progress in liquidating our portfolios of distressed notes that were purchased at substantial discounts to face value both in the U.S. and Japan. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

             Net rental income decreased to $77,000 for the first quarter of 2000 from approximately $1.7 million during the same period of 1999 as a result of the sale of 6255 Sunset Blvd. office building, and the deconsolidation of the single purpose entities which acquired the commercial properties located at 1055 Wilshire Blvd., 6380 Wilshire Blvd, 5900 Sepulveda Blvd., 7080 Hollywood and 301 South Fair Oaks.

        TOTAL OPERATING EXPENSES

             Operating expenses for the first quarter of 2000 were approximately $35.3 million, representing a 133.9% increase over $15.0 million for the same period in 1999. Part of the increase represents the higher cost of goods sold associated with the sales of residential real estate discussed above. The balance of the increase in operating expense was primarily associated with the five property management companies acquired in 1999. The increase was offset by the reductions in interest expense and depreciation and amortization expense as a result of the deconsolidation of the commercial properties as discussed above.

             Brokerage commissions and marketing expenses increased to $93,000 for the period ended March 31, 2000 from $52,000 during the same period of 1999, primarily as a result of the increased probate sales, which are relatively more expensive than sealed bid sales or traditional brokerage sales.

             Cost of residential real estate sold was approximately $20.3 million for the period ended March 31, 2000, a 321.9% increase from approximately $4.8 million for the same period in 1999. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

             Compensation and related expenses was approximately $8.1 million for the first quarter of 2000, up 142.5% from approximately $3.4 million for the first quarter of 1999. The increase was primarily a result of the acquisition of five additional property management companies in 1999.

             General and administrative expenses were approximately $4.4 million for the first quarter of 2000, representing a 43.5% increase over the same period in 1999 expenses of approximately $3.0 million. The increase is due primarily to the additional expenses associated with our expanded property management operations.

             Depreciation and amortization expense increased to $970,000 for the period ended March 31, 2000, a 58.8% increase over the $611,000 during the same period of 1999. The increase was due, in part, to the amortization of the goodwill and property management contracts associated with the acquisition of the property management companies.

             Interest expense was approximately $1.5 million for the first quarter of 2000, compared to approximately $3.2 million during the same period in 1999, representing a 45.9% decrease. The decrease resulted from the elimination of the interest expense associated with the five commercial properties as discussed above.

             The provision for income taxes was $564,000 for the first quarter in 2000, a 6.7% decrease compared to $603,000 for the first quarter of 1999 as a result of the reversal of an accrual in 1999.

        LIQUIDITY AND CAPITAL RESOURCES

             Our liquidity and capital resources requirements include expenditures for distressed notes pools, the acquisition of property management portfolios, real estate held for sale, and working capital needs. Historically, we have not required significant capital resources to support our brokerage operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

             Cash used in operating activities during the three months ended March 31, 2000 was approximately $6.8 million, compared to approximately $1.6 million in cash used in operating activities for the same period in 1999. The change included an increase in other assets, offset by the decrease in accrued expenses and accounts payable.

             Cash used in investing activities during the three months ended March 31, 2000 was approximately $2.8, compared to approximately $8.6 million in cash used by investing activities during the same period in 1999. The change resulted primarily from the purchase and sale of a condominium complex as well as contributions made to various joint ventures.

             Cash provided by financing activities was approximately $6.6 million for the first quarter of 2000, compared to cash provided by financing activities for the same period of 1999 of about $8.1 million. The change resulted from an increase in notes payable, offset by the pay down of the Company's subordinated debt.

             To the extent that we engage in additional strategic investments, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current unsecured $39 million lines of credit with East-West Bank and Tokai Bank, will provide us with sufficient capital requirements for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


             The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 1999.

             FORWARD LOOKING STATEMENTS

             This report contains forward-looking statements as well as historical information. Forward looking statements, which are included in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the company's actual results and performance to be materially different from any results or performance suggested by the statements in this report. When used in our documents or oral presentations, the words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," " forecast," "goal," or similar words are intended to identify forward-looking statements.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            The following Exhibits are included herein:

                                  EXHIBIT INDEX

             ITEM        DESCRIPTION
             ----        -----------
             27.0        Financial Data Schedule.

        (b) Reports on Form 8-K

                       None


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2000           KENNEDY-WILSON, INC.
                              ------------------------------------
                                          Registrant

                                /S/ Freeman A. Lyle
                              ------------------------------------
                                        Freeman A. Lyle
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)