Form 10-Q
period 2000-06-30
KENNEDY WILSON INC
filed 2000-08-14
CIK 885720

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

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 9,100,162 SHARES OUTSTANDING AT AUGUST 14, 2000.

================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2000




                                                                                                                     PAGE
                                                                                                                     ----
Part I. Financial Information......................................................................................... 3

         Item 1.  Financial Statements:

                          Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999........... 3

                          Consolidated Statements of Income for the Three-Month and Six-Month Periods Ended
                          June 30, 2000 and 1999 (Unaudited)...........................................................4

                          Consolidated Statements of Cash Flows for the Six-Month Periods Ended
                          June 30, 2000 and 1999 (Unaudited).......................................................... 5

                          Notes to Consolidated Financial Statements (Unaudited).................................... 6-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............10-14

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk...........................................15

Part II. Other Information............................................................................................16

         Item 6.  Exhibits and Reports on Form 8-K................................................................... 16

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                  JUNE 30,                DECEMBER 31,
                                                                                   2000                      1999
                                                                               -------------             -------------
                                                                               (UNAUDITED)
ASSETS
     Cash and cash equivalents                                                 $   5,726,000             $   5,243,000
     Cash - restricted                                                               754,000                 2,101,000
     Accounts receivable                                                           8,864,000                 8,534,000
     Notes receivable (Note 2)                                                    28,010,000                30,643,000
     Real estate held for sale (Note 4)                                           23,252,000                25,733,000
     Investments with related parties and non-affiliates (Note 3)                 31,150,000                23,484,000
     Contracts, furniture, fixtures, and equipment and other assets               18,883,000                16,237,000
     Goodwill, net                                                                23,460,000                23,175,000
                                                                               -------------             -------------
 TOTAL ASSETS                                                                  $ 140,099,000             $ 135,150,000
                                                                               =============             =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
     Accounts payable                                                          $   2,309,000             $   2,403,000
     Accrued expenses and other liabilities                                       14,741,000                20,602,000
     Deferred income taxes                                                           812,000                   812,000
     Notes payable                                                                15,256,000                 9,213,000
     Borrowings under lines of credit (Note 5)                                    21,349,000                27,533,000
     Mortgage loans payable                                                        9,430,000                11,401,000
     Senior unsecured debt (Note 6)                                               14,500,000                        --
     Subordinated debt (Note 7)                                                   11,500,000                16,500,000
                                                                               -------------             -------------
       Total liabilities                                                          89,897,000                88,464,000
                                                                               -------------             -------------

 STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; shares authorized 5,000,000;
       none issued                                                                        --                        --
     Common stock $.01 par value; shares authorized: 50,000,000;
       shares issued 9,066,662 in 1999 and 9,100,162 in 2000                          91,000                    91,000
     Additional paid-in capital                                                   47,799,000                47,156,000
     Accumulated retained earnings (deficit )                                      2,503,000                  (361,000)
     Notes receivable from stockholders                                             (182,000)                 (200,000)
                                                                               -------------             -------------
         Total stockholders' equity                                               50,202,000                46,686,000
                                                                               -------------             -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 140,099,000             $ 135,150,000
                                                                               =============             =============


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                               THREE MONTH PERIODS ENDED       SIX MONTH PERIODS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                              ---------------------------     ---------------------------
                                                                 2000            1999            2000            1999
                                                              -----------     -----------     -----------     -----------
REVENUE:
     Property management  and leasing fees                    $ 8,454,000     $ 6,190,000     $16,949,000     $12,718,000
     Commission income                                          5,021,000         597,000       7,494,000       2,768,000
     Sales of residential real estate                           2,693,000       1,914,000      25,692,000       6,878,000
     Equity in income of investments with related parties
        and non-affiliates                                        669,000         599,000       2,005,000       1,054,000
     Gain on sale of commercial real estate                            --       1,106,000              --       1,106,000
     Income on restructured notes receivable                      880,000         819,000       2,287,000       1,491,000
     Rental income, net                                                --       1,430,000          77,000       3,116,000
     Interest income and other                                    506,000         223,000       1,255,000         604,000
                                                              -----------     -----------     -----------     -----------
          Total Revenue                                        18,223,000      12,878,000      55,759,000      29,735,000
                                                              -----------     -----------     -----------     -----------

OPERATING EXPENSES:
     Commissions and marketing expenses                           125,000          34,000         218,000          86,000
     Cost of residential real estate sold                       2,598,000       1,726,000      22,855,000       6,527,000
     Compensation and related expenses                          7,471,000       4,429,000      15,599,000       7,781,000
     General and administrative                                 4,099,000       2,112,000       8,456,000       5,148,000
     Depreciation and amortization                                762,000         795,000       1,732,000       1,406,000
     Interest expense                                           1,371,000       2,352,000       2,854,000       5,584,000
                                                              -----------     -----------     -----------     -----------
        Total Operating Expenses                               16,426,000      11,448,000      51,714,000      26,532,000
                                                              -----------     -----------     -----------     -----------

Income Before Provision for Income Taxes                        1,797,000       1,430,000       4,045,000       3,203,000

Provision for Income Taxes                                        617,000         500,000       1,181,000       1,103,000
                                                              -----------     -----------     -----------     -----------

NET INCOME                                                    $ 1,180,000     $   930,000     $ 2,864,000     $ 2,100,000
                                                              ===========     ===========     ===========     ===========

SHARE DATA:

     Basic net income per share                               $      0.13     $      0.12     $      0.32     $      0.29
     Basic weighted average shares                              9,100,162       8,000,080       9,090,525       7,357,253

     Diluted net income per share                             $      0.12     $      0.11     $      0.29     $      0.24
     Diluted weighted average shares                           10,187,462       9,247,329      10,226,019       8,900,893


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  2,864,000      $  2,100,000
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                1,732,000         1,406,000
  Equity in income of investments with related parties
       and non-affiliates                                     (2,005,000)       (1,054,000)
  Gains on sales of commercial real estate                            --        (1,106,000)
  Income on restructured notes receivable - non-cash            (744,000)         (725,000)
Change in assets and liabilities:
  Accounts receivable                                           (330,000)          932,000
  Other assets                                                (3,816,000)       (3,729,000)
  Accounts payable                                               (94,000)          599,000
  Accrued expenses and other liabilities                      (5,861,000)       (4,648,000)
                                                            ------------      ------------
      Net cash used in operating activities                   (8,254,000)       (6,225,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contract, furniture, fixtures and equipment         (535,000)         (683,000)
Purchase and additions to real estate held for sale          (19,557,000)      (14,065,000)
Proceeds from sales of real estate held for sale              22,594,000        17,171,000
Additions to notes receivable                                   (645,000)       (7,678,000)
Payments from notes receivable                                 3,379,000         5,179,000
Repayments from stockholders                                      18,000            (4,000)
Additions to goodwill                                           (225,000)       (1,009,000)
Distributions from joint ventures                              6,156,000           805,000
Contributions to joint ventures                              (11,817,000)       (8,194,000)
                                                            ------------      ------------
    Net cash used in investing activities                       (632,000)       (8,478,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage loans payable                             3,121,000         3,693,000
Repayment of mortgage loans payable                           (5,092,000)       (3,281,000)
Borrowings under lines of credit                              11,104,000         7,475,000
Repayment of lines of credit                                 (17,288,000)       (7,351,000)
Borrowings under notes payable                                 8,880,000         1,750,000
Repayment of notes payable                                    (2,837,000)      (13,804,000)
Issuance of senior unsecured debt                             15,000,000                --
Issuance of subordinated debt                                         --         7,500,000
Repayment of subordinated debt                                (5,000,000)       (7,000,000)
Cash - restricted decrease                                     1,347,000         2,692,000
Issuance of common stock                                         134,000        18,292,000
                                                            ------------      ------------
    Net cash provided by financing activities                  9,369,000         9,966,000
                                                            ------------      ------------

Net increase (decrease) in cash                                  483,000        (4,737,000)
CASH, BEGINNING OF PERIOD                                      5,243,000         9,838,000
                                                            ------------      ------------

CASH, END OF PERIOD                                         $  5,726,000      $  5,101,000
                                                            ============      ============



                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED


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

NOTE 5 - BORROWINGS UNDER LINES OF CREDIT

                In June 2000, the Company extended its unsecured revolving credit facilities with East West Bank and Tokai Bank of California to June 2002 in the amounts of $20 million and $13 million respectively. The facilities are available for acquisitions and working capital. The facilities bear interest at three-month LIBOR plus 3%, payable monthly.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED



NOTE 6 - SENIOR UNSECURED DEBT

                In June 2000, the Company issued $15 million in senior unsecured debt to GATX Capital Corporation, a diversified financial services company that is a subsidiary of GATX Corporation, and affiliates of Aon Corporation, an international insurance brokerage and consulting company. The notes are interest only at 12%, payable quarterly with a maturity date of June 22, 2006. The Company also issued warrants to the purchasers of the notes for 597,888 shares of the Company's common stock at an exercise price of $6.25 per share. The Company accounts for the debt and warrants in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.


NOTE 7 - SUBORDINATED DEBT

                During the first quarter of 2000, the Company paid down $5.0 million of its subordinated debt to Colony Capital. The debt bears interest at 14%.

NOTE 8 - EARNINGS PER SHARE

                The following table reconciles the denominator used in calculating the earnings per share for six month the periods ended June 30, 2000 and 1999.



                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                          ---------------------------     ---------------------------
                                             2000            1999            2000             1999
                                          -----------     -----------     -----------     -----------
BASIC CALCULATION

Net Income                                $ 1,180,000     $   930,000     $ 2,864,000     $ 2,100,000
                                          ===========     ===========     ===========     ===========

Weighted average shares                     9,100,162       8,000,080       9,090,525       7,357,253
                                          -----------     -----------     -----------     -----------
Basic EPS                                 $      0.13     $      0.12     $      0.32     $      0.29
                                          ===========     ===========     ===========     ===========

DILUTED CALCULATION

Net Income                                $ 1,180,000     $   930,000     $ 2,864,000     $ 2,100,000
Income effect of dilutive securities,
tax effected                                   74,000          53,000         149,000          53,000
                                          -----------     -----------     -----------     -----------

Net Income available to stockholders      $ 1,254,000     $   983,000     $ 3,013,000     $ 2,153,000
                                          ===========     ===========     ===========     ===========

Weighted average shares                     9,100,162       8,000,080       9,090,525       7,357,253
Weighted average shares,
including convertible debentures              750,000         647,138         750,000         319,998
Common stock equivalents                      337,300         600,111         385,494       1,223,642
                                          -----------     -----------     -----------     -----------
Total diluted shares                       10,187,462       9,247,329      10,226,019       8,900,893
                                          ===========     ===========     ===========     ===========

Diluted EPS                               $      0.12     $      0.11     $      0.29     $      0.24
                                          ===========     ===========     ===========     ===========

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED



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

                The following table reconciles the Company's income and expense activity for the six month period ended June 30, 2000 and balance sheet data as of June 30, 2000. The Company does not disclose based on geographic segments due to immateriality.

              2000 Reconciliation of Reportable Segment Information


                                               Property
                                              Management       Brokerage       Investments       Corporate        Consolidated
                                             ------------     ------------     ------------     ------------      ------------
Property management and leasing fees         $ 16,329,000     $    620,000                                        $ 16,949,000
Commissions                                     2,004,000        4,980,000     $    510,000                          7,494,000
Investment income and other                                      1,362,000       29,395,000     $    559,000        31,316,000
                                             ------------     ------------     ------------     ------------      ------------
Total Revenue                                  18,333,000        6,962,000       29,905,000          559,000        55,759,000

Operating Expenses                             14,159,000        3,259,000       27,256,000        7,040,000        51,714,000
                                             ------------     ------------     ------------     ------------      ------------

Income Before Provision for Income Taxes     $  4,174,000     $  3,703,000     $  2,649,000     $ (6,481,000)     $  4,045,000
                                             ============     ============     ============     ============      ============



Total Assets                                 $ 15,275,000     $ 19,766,000     $ 71,412,000     $ 33,646,000      $140,099,000
                                             ============     ============     ============     ============      ============

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED


        The following table reconciles the Company's income and expense activity for the six month period ended June 30, 1999, and balance sheet data as of June 30, 1999.


              1999 Reconciliation of Reportable Segment Information

                                               Property
                                              Management        Brokerage      Investments        Corporate       Consolidated
                                             ------------     ------------     ------------     ------------      ------------
Property Management and Leasing Fees         $ 11,314,000     $    939,000     $    465,000                       $ 12,718,000
Commissions                                                      2,453,000          315,000                          2,768,000
Other                                                              376,000       13,667,000     $    206,000        14,249,000
                                             ------------     ------------     ------------     ------------      ------------
Total Revenue                                  11,314,000        3,768,000       14,447,000          206,000        29,735,000

Operating Expenses                              7,339,000        2,325,000       12,526,000        4,342,000        26,532,000
                                             ------------     ------------     ------------     ------------      ------------

Income Before Provision for Income Taxes     $  3,975,000     $  1,443,000     $  1,921,000     $ (4,136,000)     $  3,203,000
                                             ============     ============     ============     ============      ============

Total Assets                                 $  8,767,000     $ 13,922,000     $154,968,000     $ 32,488,000      $210,145,000
                                             ============     ============     ============     ============      ============


NOTE 10 - SUBSEQUENT EVENTS


        In July 2000, the Company paid the remaining balance of $4 million of its subordinated debt to Colony Capital.

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

        COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

        TOTAL REVENUES

                Total revenues for the three month period ended June 30, 2000 were approximately $18.2 million, which represents a 41.5% increase over approximately $12.9 million for the same period in 1999. Earnings before taxes for the three month period ended June 30, 2000 were approximately $1.8 million, which represents a 25.7% increase over the same period in 1999 of approximately $1.4 million. Net income for the three month period ended June 30, 2000 was approximately $1.2 million, which represents a 26.9% increase over approximately $930,000 for June 30, 1999.

                Property Management. Property management and leasing operations generated approximately $8.5 million of revenues in the second quarter of 2000, representing 46.4% of our total revenue and a 36.6% increase over property management revenue of approximately $6.2 million for the same period in 1999. During 1999 we acquired five property management companies.

                Brokerage. Brokerage commission revenues for the second quarter of 2000 were approximately $5.0 million, representing 27.6% of total revenues and a 741.0% increase over brokerage commission revenues for the second quarter of 1999 of approximately $597,000. The increase reflects the continued expansion of our brokerage services both in the U.S. and Japan, as well as our tenant representation business.

                Investments. Sales of residential real estate were approximately $2.7 million for the three month period ended June 30, 2000, representing 14.8% of total revenues and a 40.7% increase over approximately $1.9 million for the same three month period in 1999. This increase is due to sales of ten units in a 109 unit single family development in Cathedral City, CA and a single family home in West Los Angeles. This compares to revenues for the second quarter of 1999 from the sale of the final unit of a 23 unit single family development in Palm Desert and seven units from the Cathedral City project. The sales of residential real estate for both years reflect our continuing strategy to sell upon completion of planned improvements, rather than holding for speculation.

                Equity in income of investments with related parties and non-affiliates totaled approximately $669,000 for the second quarter in 2000, or 3.7% of total revenue compared to approximately $599,000 realized in the second quarter during 1999, a 11.7% increase. Revenue from the mezzanine lending was approximately $361,000 for the three month period ended June 30, 2000, compared to approximately $109,000 in the same period in 1999 due to maturing projects associated with the loans.

                Gains on restructured notes totaled approximately $880,000 for the three month period ended June 30, 2000, or 4.8% of total revenues, a 7.4% increase from approximately $819,000 for the three month period ended June 30, 1999. The gain reflects our continued progress in liquidating our portfolios of distressed notes that were purchased at substantial discounts to face value both in the U.S. and Japan. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

                Gain on sale of commercial real estate of approximately $1.1 in the second quarter of 1999 resulted from the sale of two land parcels in Hawaii. There were no sales of commercial real estate during the same period of 2000.

                Rental income declined to zero in the second quarter of 2000 compared to approximately $1.4 million in the same period in 1999 as a result of the sale of 6255 Sunset Blvd. office building, and the deconsolidation of the single purpose entities which acquired five commercial properties in Los Angeles.

        TOTAL OPERATING EXPENSES

                Operating expenses for the second quarter of 2000 were approximately $16.4 million, representing a 43.5% increase from approximately $11.4 million for the same period in 1999. Part of the increase represents the higher cost of sales associated with the sales of residential real estate discussed above. The balance of the increase in operating expense was primarily associated with the five property management companies acquired in 1999. The increase was offset by the reductions in interest expense and depreciation and amortization expense as a result of the deconsolidation of the commercial properties discussed above.

                Brokerage commissions and marketing expenses increased to approximately $125,000 for the quarter ended June 30, 2000 from approximately $34,000 during the same period of 1999, a 267.6% increase, as a result of the increased commission income discussed above.

                Cost of residential real estate sold was approximately $2.6 million for the three month period ended June 30, 2000, a 50.5% increase from approximately $1.7 million for the same period in 1999. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

                Compensation and related expenses was approximately $7.5 million for the second quarter of 2000, up 68.7% from approximately $4.4 million for the second quarter of 1999. The increase was primarily a result of the acquisition of five property management companies in 1999.

                General and administrative expenses were approximately $4.1 million for the second quarter of 2000, representing a 94.1% increase over the same period in 1999 of approximately $2.1 million. The increase is primarily due to the expenses associated with our expanded property management operations.

                Depreciation and amortization expense was approximately $762,000 for the second quarter of 2000, compared to approximately $795,000 during the same period in 1999.

                Interest expense was approximately $1.4 million for the second quarter of 2000, compared to approximately $2.4 million during the same period in 1999, representing a 41.7% decrease. The decrease resulted primarily from the elimination of the interest expense associated with the five commercial properties discussed above.

                The provision for income taxes was approximately $617,000 for the second quarter in 2000, a 23.4% increase over the second quarter in 1999 of approximately $500,000 due to the higher pre-tax net income.

        COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

        TOTAL REVENUES

                Total revenues for the six months ended June 30, 2000 were approximately $55.8 million, which represents a 87.5% increase over approximately $29.7 million for the same period in 1999. Earnings before taxes for the six month period ended June 30, 2000 were approximately $4.0 million, which represents a 26.3% increase over the same period in 1999 of approximately $3.2 million. Net income for the six month period ended June 30, 2000 was approximately $2.9 million, which represents a 36.4% increase over approximately $2.1 million for June 30, 1999.

                Property Management. Property management and leasing operations generated approximately $16.9 million of revenues in the six month period ended June 30, 2000, representing 30.4% of our total revenue and a 33.3% increase over property management revenue of approximately $12.7 million for the same period in 1999. During 1999 we acquired five property management companies.

                Brokerage. Brokerage commission revenues for the first six months of 2000 were approximately $7.5 million, representing 13.4% of total revenues and a 170.7% increase over brokerage commission revenues for the same period in 1999 of approximately $2.8 million. The increase reflects the continued expansion of our brokerage services both in the U.S. and Japan, as well as our tenant representation business.

                Investments. Sales of residential real estate were approximately $25.7 million for the first six months of 2000, representing 46.1% of total revenues and a 273.5% increase over approximately $6.9 million for the same six months in 1999. This increase is due to sales from three projects, including the sale of a 53-unit condominium complex in West Los Angeles, twenty five units in a 109 unit single family development in Cathedral City, CA, and two single family homes in West Los Angeles. This compares to revenues for the first six months period of 1999 from the sale of sixteen units of a 23 unit single family development in Palm Desert and seven units from the Cathedral City project. The sales of residential real estate for both years reflect our continuing strategy to sell upon completion of planned improvements, rather than holding for speculation.

                Equity in income of investments with related parties and non-affiliates totaled approximately $2.0 million for the six month period ended June 30, 2000, or 3.6% of total revenue compared to approximately $1.1 million realized in the same period during 1999, a 90.2% increase. Revenue from the mezzanine lending was approximately $1,173,000 for the six month period ended June 30, 2000, compared to approximately $212,000 in the same period in 1999 due to maturing projects associated with the loans.

                Gains on restructured notes totaled approximately $2.3 million in the six month period ended June 30, 2000, or 4.1% of total revenues, a 53.4% increase from approximately $1.5 million for the six month period ended June 30, 1999. The gain reflects our continued progress in liquidating our portfolios of distressed notes that were purchased at substantial discounts to face value both in the U.S. and Japan. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

                Gain on sale of commercial real estate of approximately $1.1 in for the first six months of 1999 resulted from the sale of two land parcels in Hawaii. There were no sales of commercial real estate during the same period of 2000.

        TOTAL OPERATING EXPENSES

                Operating expenses for the first six month period of 2000 were approximately $51.7 million, representing a 94.9% increase from approximately $26.5 million for the same period in 1999. Part of the increase represents the higher cost of sales associated with the sales of residential real estate discussed above. The balance of the increase in operating expense was primarily associated with the five property management companies acquired in 1999. The increase was offset by the reductions in interest expense and depreciation and amortization expense as a result of the deconsolidation of the commercial properties discussed above.

                Brokerage commissions and marketing expenses increased to approximately $218,000 for the six month period ended June 30, 2000 from approximately $86,000 during the same period of 1999, an increase of 153.5%, as a result of the increased commission income discussed above.

                Cost of residential real estate sold was approximately $22.9 million for the six month period ended June 30, 2000, a 250.2% increase from approximately $6.5 million for the same period in 1999. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

                Compensation and related expenses was approximately $15.6 million for the six month period ended June 30, 2000, up 100.5% from approximately $7.8 million for the same period in 1999. The increase was primarily a result of the acquisition of five property management companies in 1999.

                General and administrative expenses were approximately $8.5 million during the first six months of 2000, representing a 64.3% increase over the same period in 1999 of approximately $5.1 million. The increase is primarily due to the expenses associated with our expanded property management operations.

                Depreciation and amortization expense was approximately $1.7 million for the first six months of 2000, compared to approximately $1.4 million during the same period in 1999, representing a 23.2% increase. The increase was due, in part, to the amortization of the goodwill and property management contracts associated with the acquisition of the property management companies.

                Interest expense was approximately $2.9 million for the first six months of 2000, compared to approximately $5.6 million during the same period in 1999, representing a 48.9% decrease. The decrease resulted from the elimination of the interest expense associated with the five commercial properties discussed above.

                The provision for income taxes was approximately $1.2 million for the first six months of 2000, compared to approximately $1.1 million for the same period in 1999.

        LIQUIDITY AND CAPITAL RESOURCES

                Our liquidity and capital resources requirements include investments in joint ventures, expenditures for distressed notes pools, real estate held for sale and working capital needs. We finance our operations and investments with internally generated funds, borrowings under our revolving lines of credit, mortgage loans, and joint venture partner capital. Our investments in real estate are typically financed by mortgage loans secured by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

                Cash used in operating activities during the six months ended June 30, 2000 was approximately $8.3 million, compared to approximately $6.2 million for the same period in 1999. The change resulted from a 36% increase in net income, offset by a decrease in accrued expenses and an increase in accounts receivable.

                Cash used in investing activities during the six months ended June 30, 2000 was approximately $632,000, compared to approximately $8.5 million during the same period in 1999. The change resulted primarily from the decrease in notes receivable acquired during 2000 compared to 1999, as well as the decrease in net contributions to joint ventures in 2000 compared to 1999.

                Cash provided by financing activities was approximately $9.4 million for the first six months of 2000, compared to about approximately $10.0 million for the same period of 1999. The financing activities in the first half of 2000 consisted primarily of the issuance of $15 million in senior unsecured debt, offset by repayments of borrowings under lines of credit and subordinated debt.

                We regularly monitor our working capital and investment financing needs, as well as our capital raising alternatives. To the extent that we engage in additional strategic investments we may need to obtain third party financing which could include joint venture partners, bank financing, or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our unsecured $33 million lines of credit with East-West Bank and Tokai Bank, will provide us with sufficient capital requirements for the foreseeable future. We also intend to continue to retain earnings to finance our growth and, therefore, do not anticipate paying any dividends. Our need, if any, to raise additional funds will depend on numerous factors, including the success and pace of the implementation of our growth strategy.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        The following Exhibits are included herein:

                                  EXHIBIT INDEX



        ITEM                                     DESCRIPTION
        ----                                     -----------
        10.32       Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and GATX Capital Corp.

        10.33 Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Combined Insurance Company of America.

        10.34 Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Virginia Surety Company,
                    Inc.

        10.35 Note Purchase Agreement date as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Resource Life Insurance
                    Company.

        10.36 12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to GATX Capital Corp., duly executed by Kennedy-Wilson, Inc. in the amount of $10,000,000.

        10.37 12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Combine Insurance Company of America, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000.

        10.38 12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Virginia Surety Company, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000.

        10.39 12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Resource Life Insurance Company, duly executed by Kennedy-Wilson, Inc. in the amount of $1,000,000.

        10.40       Warrants to Purchase Shares of Common Stock, dated June 22,
                    2000, duly executed by Kennedy-Wilson, Inc. in favor of GATX
                    Capital Corp.

        10.41       Warrants to Purchase Shares of Common Stock, dated June 22,
                    2000, duly executed by Kennedy-Wilson, Inc. in favor of Combined Insurance Company of America.

        10.42       Warrants to Purchase Shares of Common Stock, dated June 22,
                    2000, duly executed by Kennedy-Wilson, Inc. in favor of Virginia Surety Company, Inc.

        10.43       Warrants to Purchase Shares of Common Stock, dated June 22,
                    2000, duly executed by Kennedy-Wilson, Inc. in favor of Resource Life Insurance Company

        10.44 First Amendment to Loan Agreement dated as of June 6, 2000 between Kennedy-Wilson International, Kennedy-Wilson
                    Properties, Ltd. and K-W Properties Inc., and East-West
                    Bank.

        10.45 Second Amendment to Loan Agreement dated as of June 6, 2000 between Kennedy-Wilson International and Kennedy-Wilson
                    Properties, Ltd., K-W Properties Inc., and East-West Bank.

        10.46       Third Modification Agreement to Loan Agreement dated as of
                    June 20, 2000 between Kennedy-Wilson International and
                    Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and
                    Tokai Bank of California.

        10.47       Fourth Modification Agreement to Loan Agreement dated as of
                    July 7, 2000 between Kennedy-Wilson International and
                    Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and
                    Tokai Bank of California.

        27.0        Financial Data Schedule.

        (b) Reports on Form 8-K

                None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000         KENNEDY-WILSON, INC.
                               Registrant


                               /S/ Freeman A. Lyle
                               ------------------------------------------------
                                   Freeman A. Lyle
                                   Executive Vice President &
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)