Form 10-Q
period 2000-09-30
KENNEDY WILSON INC
filed 2000-11-14
CIK 885720

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.01 PAR VALUE; 8,961,762 SHARES OUTSTANDING AT NOVEMBER 13, 2000.

================================================================================

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2000

                                                                                                             PAGE

Part I. Financial Information................................................................................. 3

      Item 1. Financial Statements:

                Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999........ 3

                Consolidated Statements of Income for the Three-Month and Nine-Month Periods Ended
                September 30, 2000 and 1999 (Unaudited)........................................................4

                Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
                September 30, 2000 and 1999 (Unaudited)....................................................... 5

                Notes to Consolidated Financial Statements (Unaudited)...................................... 6-9

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......10-14

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk......................................15

Part II. Other Information....................................................................................16

      Item 6.  Exhibits and Reports on Form 8-K.............................................................. 16

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           -------------      -------------
                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               2000                1999
                                                                            (UNAUDITED)
                                                                           -------------      -------------
ASSETS
        Cash and cash equivalents                                          $   2,481,000      $   5,243,000
        Cash - restricted                                                         21,000          2,101,000
        Accounts receivable                                                   10,215,000          8,534,000
        Notes receivable (Note 2)                                             23,453,000         30,643,000
        Investments with related parties and non-affiliates (Note 3)          36,808,000         23,484,000
        Real estate held for sale (Note 4)                                    25,277,000         25,733,000
        Contracts, furniture, fixtures, and equipment and other assets        17,396,000         16,237,000
        Goodwill, net                                                         23,685,000         23,175,000
                                                                           -------------      -------------
 TOTAL ASSETS                                                              $ 139,336,000      $ 135,150,000
                                                                           =============      =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

        Accounts payable                                                   $   1,497,000      $   2,403,000
        Accrued expenses and other liabilities                                13,906,000         20,602,000
        Deferred income taxes                                                    812,000            812,000
        Notes payable                                                         11,228,000          9,213,000
        Borrowings under lines of credit (Note 5)                             27,622,000         27,533,000
        Mortgage loans payable                                                12,001,000         11,401,000
        Senior unsecured debt (Note 6)                                        14,514,000                  -
        Subordinated debt (Note 7)                                             7,500,000         16,500,000
                                                                           -------------      -------------
           Total liabilities                                                  89,080,000         88,464,000
                                                                           -------------      -------------

 STOCKHOLDERS' EQUITY

        Preferred stock, $.01 par value; shares authorized 5,000,000;
              none issued                                                              -                  -
        Common stock $.01 par value; shares authorized: 50,000,000;
              shares issued 9,066,662 in 1999 and 8,961,762 in 2000               90,000             91,000
        Additional paid-in capital                                            46,862,000         47,156,000
        Accumulated retained earnings (deficit )                               3,450,000           (361,000)
        Notes receivable from stockholders                                      (146,000)          (200,000)
                                                                           -------------      -------------
          Total stockholders' equity                                          50,256,000         46,686,000
                                                                           -------------      -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 139,336,000      $ 135,150,000
                                                                           =============      =============


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                             -------------------------   -------------------------
                                                             THREE MONTH PERIODS ENDED   NINE MONTH PERIODS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                 2000         1999          2000          1999
                                                             -----------   -----------   -----------   -----------
 REVENUE:
      Property management  and leasing fees                  $ 9,413,000   $ 8,527,000   $31,050,000   $21,245,000
      Commission income                                        3,944,000     3,314,000    11,370,000     6,082,000
      Sales of residential real estate                                 -    17,049,000    25,692,000    23,927,000
      Equity in income of investments with related parties
             and non-affiliates                                  686,000       747,000     2,691,000     1,801,000
      Gain on sale of commercial real estate                           -             -             -     1,106,000
      Income on restructured notes receivable                    516,000       609,000     2,803,000     2,100,000
      Rental income, net                                               -     1,653,000        77,000     4,769,000
      Interest income and other                                  963,000       636,000     2,221,000     1,240,000
                                                             -----------   -----------   -----------   -----------
        Total Revenue                                         15,522,000    32,535,000    75,904,000    62,270,000
                                                             -----------   -----------   -----------   -----------

OPERATING EXPENSES:

      Commissions and marketing expenses                       1,955,000       298,000     6,788,000       663,000
      Cost of residential real estate sold                             -    15,822,000    22,855,000    22,349,000
      Compensation and related expenses                        6,602,000     5,177,000    22,025,000    12,679,000
      General and administrative                               4,058,000     2,815,000    12,697,000     7,963,000
      Depreciation and amortization                            1,313,000     1,007,000     3,046,000     2,413,000
      Interest expense                                           158,000     3,837,000     3,012,000     9,421,000
                                                             -----------   -----------   -----------   -----------
        Total Operating Expenses                              14,086,000    28,956,000    70,423,000    55,488,000
                                                             -----------   -----------   -----------   -----------

 Income Before Provision for Income Taxes                      1,436,000     3,579,000     5,481,000     6,782,000
 Provision for Income Taxes                                      488,000     1,078,000     1,669,000     2,181,000
                                                             -----------   -----------   -----------   -----------

 NET INCOME                                                  $   948,000   $ 2,501,000   $ 3,812,000   $ 4,601,000
                                                             ===========   ===========   ===========   ===========

SHARE DATA:

       Basic net income per share                                  $0.11         $0.28         $0.42         $0.58
       Basic weighted average shares                           9,010,536     9,066,662     9,063,667     7,933,318

       Diluted net income per share                                $0.10         $0.25         $0.40         $0.50
       Diluted weighted average shares                        10,154,688    10,393,787    10,202,068     9,521,312


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  3,812,000    $  4,601,000
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                              3,046,000       2,413,000
  Equity in income of investments with related parties
       and non-affiliates                                   (2,691,000)     (1,801,000)
  Gains on sales of commercial real estate                           -      (1,106,000)
  Income on restructured notes receivable - non-cash          (744,000)       (771,000)
Change in assets and liabilities:
  Accounts receivable                                       (1,681,000)     (4,772,000)
  Other assets                                              (2,885,000)     (7,174,000)
  Accounts payable                                            (906,000)        912,000
  Accrued expenses and other liabilities                    (6,696,000)     (1,478,000)
                                                          ------------    ------------
      Net cash used in operating activities                 (8,745,000)     (9,176,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contract, furniture, fixtures and equipment       (597,000)     (1,225,000)
Purchase and additions to real estate held for sale        (22,900,000)    (29,587,000)
Proceeds from sales of real estate held for sale            23,226,000      30,792,000
Additions to notes receivable                               (1,695,000)    (16,961,000)
Payments from notes receivable                               9,629,000       9,756,000
Repayments from stockholders                                    18,000           4,000
Additions to goodwill                                       (1,103,000)     (1,768,000)
Distributions from joint ventures                            6,191,000       1,984,000
Contributions to joint ventures                            (16,824,000)     (7,090,000)
                                                          ------------    ------------
    Net cash used in investing activities                   (4,055,000)    (14,095,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage loans payable                           5,733,000       4,965,000
Repayment of mortgage loans payable                         (5,133,000)     (4,402,000)
Borrowings under lines of credit                            22,152,000      26,170,000
Repayment of lines of credit                               (22,063,000)    (16,269,000)
Borrowings under notes payable                               9,196,000       2,759,000
Repayment of notes payable                                  (7,181,000)    (13,810,000)
Issuance of senior note                                     14,514,000       7,500,000
Repayment of subordinated debt                              (9,000,000)    (12,000,000)
Cash - restricted decrease                                   2,080,000       4,110,000
Issuance of common stock                                       134,000      18,477,000
Repurchase of common stock                                    (394,000)       (184,000)
                                                          ------------    ------------
    Net cash provided by financing activities               10,038,000      17,316,000
                                                          ------------    ------------
Net (decrease) in cash                                      (2,762,000)     (5,955,000)
CASH, BEGINNING OF PERIOD                                    5,243,000       9,838,000
                                                          ------------    ------------
CASH, END OF PERIOD                                       $  2,481,000    $  3,883,000
                                                          ============    ============


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


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

NOTE 2 - NOTES RECEIVABLE

         Notes receivable consists of performing and non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees.

NOTE 3 - INVESTMENTS WITH RELATED PARTIES AND NON-AFFILIATES

         The Company has a number of partnerships and joint venture interests ranging from 2% to 50%, some with related parties, which were formed to acquire, manage, develop and or sell real estate. These investments are accounted for primarily under the equity method. Investments with related parties and non-affiliates also include mezzanine loans to real estate developers for new single-family residential developments. All investments with related parties and non-affiliates are recorded at the lower of cost or market.

NOTE 4 - REAL ESTATE HELD FOR SALE

         Real estate held for sale is comprised of commercial and residential properties and land, and is accounted for at the lower of carrying amount or fair value less cost to sell. Real estate is classified as held for sale since the Company's intent is to acquire, add value through leasing, improvements or entitlements, and then dispose of properties in the normal course of business.

NOTE 5 - BORROWINGS UNDER LINES OF CREDIT

         In June 2000, the Company extended its unsecured revolving credit facilities with East West Bank and Tokai Bank of California to June 2002 in the amounts of $20 million and $13 million respectively. The facilities are available for acquisitions and working capital. The facilities bear interest at three-month LIBOR plus 3%, payable monthly.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


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

NOTE 7 - SUBORDINATED DEBT

        In July, the Company paid the remaining balance of $4.0 million of its subordinated debt to Colony Capital. The debt bears interest rate of 14%.

NOTE 8 - EARNINGS PER SHARE

         The following table reconciles the denominator used in calculating the earnings per share for the nine-month periods ended September 30, 2000 and 1999.

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                     -------------------------   -------------------------
BASIC CALCULATION                                        2000          1999         2000          1999
-----------------                                    -----------   -----------   -----------   -----------
Net Income                                           $   948,000   $ 2,501,000   $ 3,812,000   $ 4,601,000
                                                     ===========   ===========   ===========   ===========

Weighted average shares                                9,010,536     9,066,662     9,063,667     7,933,318

                                                     -----------   -----------   -----------   -----------
Basic EPS                                            $      0.11   $      0.28   $      0.42   $      0.58
                                                     ===========   ===========   ===========   ===========

DILUTED CALCULATION

Net Income                                           $   948,000   $ 2,501,000   $ 3,812,000   $ 4,601,000
Income effect of dilutive securities, tax effected        74,000        79,000       223,000       132,000
                                                     -----------   -----------   -----------   -----------

Net Income available to stockholders                 $ 1,022,000   $ 2,580,000   $ 4,035,000   $ 4,733,000
                                                     ===========   ===========   ===========   ===========

Weighted average shares                                9,010,536     9,066,662     9,063,667     7,933,318
Convertible debentures                                   750,000       750,000       750,000       461,538
Common stock equivalents                                 394,152       577,125       388,401     1,126,456
                                                     -----------   -----------   -----------   -----------
Total diluted shares                                  10,154,688    10,393,787    10,202,068     9,521,312
                                                     ===========   ===========   ===========   ===========

Diluted EPS                                          $      0.10   $      0.25   $      0.40   $      0.50
                                                     ===========   ===========   ===========   ===========

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


NOTE 9 - SEGMENT INFORMATION

         The Company's business activities currently consist of property management, commercial and residential brokerage, and various types of real estate and note investments. The Company's segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments:

         Property Management - The Company has a nationwide commercial and residential property management and leasing division, providing a full range of services relating to property management, including tenant representation. The Company also provides asset management services for some of our joint ventures.

         Brokerage - The Company provides specialized brokerage services for both commercial and residential real estate, and provides other real estate services such as property valuations, development and implementation of marketing plans, arranging financing, sealed bid and open bid auctions.

         Investments - With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of distressed notes. The Company's real estate portfolio focuses on commercial buildings and multiple and single-family residences. The Company has entered into joint ventures with large international investors, to invest in both U.S. and Japanese real estate and note pools. The Company also makes mezzanine loans to real estate developers for new single-family, residential developments.

         The following table reconciles the Company's income and expense activity for the nine-month period ended September 30, 2000 and balance sheet data as of September 30, 2000. The Company does not disclose based on geographic segments due to immateriality.

              2000 Reconciliation of Reportable Segment Information

                                             Property
                                            Management     Brokerage     Investments     Corporate      Consolidated
                                           ------------   ------------   ------------   ------------    ------------
Property management and leasing fees       $ 29,640,000   $  1,160,000   $    250,000                   $ 31,050,000
Commissions                                   2,963,000      7,622,000        785,000                     11,370,000
Investment income and other                                  2,218,000     30,231,000   $  1,035,000      33,484,000
                                           ------------   ------------   ------------   ------------    ------------
Total Revenue                                32,603,000     11,000,000     31,266,000      1,035,000      75,904,000

Operating Expenses                           26,632,000      5,808,000     28,067,000      9,916,000      70,423,000
                                           ------------   ------------   ------------   ------------    ------------

Income Before Provision for Income Taxes   $  5,971,000   $  5,192,000   $  3,199,000   $ (8,881,000)   $  5,481,000
                                           ============   ============   ============   ============    ============

Total Assets                               $ 15,158,000   $ 17,975,000   $ 76,911,000   $ 29,292,000    $139,336,000
                                           ============   ============   ============   ============    ============

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


      The following table reconciles the Company's income and expense activity for the nine-month period ended September 30, 1999, and balance sheet data as of September 30, 1999.

              1999 Reconciliation of Reportable Segment Information

                                             Property
                                            Management      Brokerage    Investments     Corporate      Consolidated
                                           ------------   ------------   ------------   ------------    ------------
Property Management and Leasing Fees       $ 18,004,000   $  2,776,000   $    465,000              0    $ 21,245,000
Commissions                                     304,000      5,036,000        742,000              0       6,082,000
Investment income and other                                    377,000     34,186,000   $    380,000      34,943,000
                                           ------------   ------------   ------------   ------------    ------------
Total Revenue                                18,308,000      8,189,000     35,393,000        380,000      62,270,000

Operating Expenses                           12,740,000      4,064,000     33,223,000      5,461,000      55,488,000
                                           ------------   ------------   ------------   ------------    ------------

Income Before Provision for Income Taxes   $  5,568,000   $  4,125,000   $  2,170,000   $ (5,081,000)   $  6,782,000
                                           ============   ============   ============   ============    ============

Total Assets                               $  6,884,000   $ 19,610,000   $164,174,000   $ 31,393,000    $222,061,000
                                           ============   ============   ============   ============    ============

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

   COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

   TOTAL REVENUES

         Total revenues for the three-month period ended September 30, 2000 were $15.5 million, which represents a 52% decrease from $32.5 million for the same period in 1999. Earnings before taxes for the three-month period ended September 30, 2000 were $1.4 million, which represents a 60% decrease from the same period in 1999 of $3.6 million. Net income for the three-month period ended September 30, 2000 was $948,000, which represents a 62% decrease from $2.5 million for September 30, 1999. The decline in total consolidated revenue resulted from the high sales of residential real estate in the third quarter of 1999 which was attributable to the sale of a $16 million company owned apartment building in Los Angeles.

         Property Management. Property management and leasing operations generated $9.4 million of revenues in the third quarter of 2000, representing 61% of our total revenue and a 10% increase over property management revenue of $8.5 million for the same period in 1999. During 1999 we acquired five property management companies.

         Brokerage. Brokerage commission revenues for the third quarter of 2000 were $3.9 million, representing 25% of total revenues and a 19% increase over brokerage commission revenues for the third quarter of 1999 of $3.3 million. The increase reflects the continued expansion of our brokerage services both in the U.S. and Japan, as well as our tenant representation business.

         Investments. There were no sales of residential real estate during the three month period ended September 30, 2000, due to labor shortages in the strong economy that delayed the completion of our project in Cathedral City, California. This project is expected to be completed and closed in the fourth quarter of 2000. The sale of a 95-unit apartment building located in Los Angeles, CA accounted for $16.0 million of the $17.0 million in revenue generated from sales of residential real estate during the third quarter of 1999. The sale of 6 homes in a project located in Cathedral City, California accounted for the balance of revenue during this period.

         Equity in income of investments with related parties and non-affiliates totaled $686,000 for the third quarter in 2000, or 4% of total revenue compared to approximately $747,000 realized in the third quarter during 1999. The 8% decrease in revenue is due, in part, to a decrease in revenue associated with the mezzanine lending projects, most of which have matured.

         Gains on restructured notes totaled $516,000 for the three-month period ended September 30, 2000, or 3% of total revenues, a 15% decrease from $609,000 for the three- month period ended September 30, 1999. The decrease in revenue reflects the fact that most of the large assets have previously been settled or restructured and we are now in the process of settling the smaller assets. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

         Rental income declined to zero in the third quarter of 2000 compared to $1.7 million in the same period in 1999 as a result of the sale of 6255 Sunset Blvd. office building, and the deconsolidation of the single purpose entities which acquired five commercial properties in Los Angeles.

         Interest and other income totaled $963,000 for the three month period ended September 30, 2000 or 6% of total revenue, a 51% increase from $636,000 during the same period in 1999. This income during the third quarter of 2000 primarily represents interest earned on restructured notes, and the forfeiture of escrow deposit money and a lease termination fee. During the same period in 1999, the income consisted primarily of interest earned on notes held on commercial and residential properties and restructured notes.

   TOTAL OPERATING EXPENSES

         Operating expenses for the third quarter of 2000 were $14.1 million, representing a 51% decrease from $29.0 million for the same period in 1999. The decline in total expenses in the third quarter of 2000 compared to the third quarter of 1999 included the reduced cost of residential real estate sold, which corresponds with the revenue decline discussed above. Compensation and general and administrative expense increased in the third quarter of 2000 over the same period in 1999 primarily do to the increase in operating expenses associated with the property management companies acquired during the fourth quarter of 1999. When compared with the first and second quarters of 2000, compensation and related expenses have decreased 19% and 11% respectively and general and administrative expense declined by approximately 7% and 1% respectively as a result of our on-going program to more efficiently manage our company. Depreciation and amortization expense increased primarily do to the purchase of the property management companies, while interest expense declined, in part because of the deconsolidation of the commercial properties.

         Brokerage commissions and marketing expenses increased to $2.0 million for the quarter ended September 30, 2000 from approximately $298,000 during the same period of 1999. This increase is a result of the increased broker commission expense associated with sales and brokerage commissions generated by our property management companies.

         There was no revenue or associated cost of residential real estate sold during the three month period ending September 30, 2000 as compared to $15.8 million in the third quarter of 1999 which correlates with the revenue from the sales of apartment building discussed above.

         Compensation and related expenses were $6.6 million for the third quarter of 2000, up 28% from $5.2 million for the third quarter of 1999. The increase was primarily a result of the acquisition of two property management companies in the fourth quarter of 1999.

         General and administrative expenses were $4.1 million for the third quarter of 2000, representing a 44% increase over the same period in 1999 of $2.8 million. The increase is primarily due to the expenses associated with our expanded property management operations.

         Depreciation and amortization expense was $1.3 million for the third quarter of 2000, compared to $1.0 million during the same period in 1999, a 30% increase. The increase in depreciation and amortization expense resulting from the deconsolidation of the five commercial properties discussed above was offset by the amortization of goodwill, contracts and acquisition-related costs associated with the purchase of the property management companies.

         Interest expense was $158,000 for the third quarter of 2000, compared to $3.8 million during the same period in 1999, representing a 96% decrease. The decrease resulted primarily from the elimination of interest expense associated with the five commercial properties discussed above and the payoff of various high interest notes including $9 million of subordinated debt at 14% interest. In addition, the accounting treatment of capitalizing the average rate of interest relating to some of the Company's development projects resulted in a credit to interest expense.

         The provision for income taxes was $488,000 for the third quarter in 2000, a 55% decline over the third quarter in 1999 of $1.1 million due to the lower pre-tax net income.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

TOTAL REVENUES

         Total revenues for the nine month period ended September 30, 2000 were $75.9 million, which represents a 22% increase over $62.3 million for the same period in 1999. Earnings before taxes for the nine-month period ended September 30, 2000 were $5.5 million, which represents a 19% decrease from the same period in 1999 of $6.8 million. Net income for the nine-month period ended September 30, 2000 was $3.8 million, which represents a 17% decrease from $4.6 million for September 30, 1999.

         Property Management. Property management and leasing operations generated $31.1 million of revenues in the nine month period ended September 30, 2000, representing 41% of our total revenue and a 46% increase over property management revenue of $21.2 million for the same period in 1999. During 1999 we acquired five property management companies.

         Brokerage. Brokerage commission revenues for the first nine months of 2000 were $11.4 million, representing 15% of total revenues and a 87% increase over brokerage commission revenues for the same period in 1999 of $6.1 million. The increase reflects the continued expansion of our brokerage services both in the U.S. and Japan, as well as our tenant representation business.

         Investments. Sales of residential real estate were $25.7 million for the first nine months of 2000, representing 34% of total revenues and a 7% increase over $23.9 million for the same nine months in 1999. This increase is due to sales from three projects, including the sale of a 53-unit condominium complex in West Los Angeles, twenty five units in a 109 unit single family development in Cathedral City, CA, and two single family homes in West Los Angeles. This compares to revenues for the first nine months period of 1999 from the sale of sixteen units of a 23 unit single family development in Palm Desert, seven units from the Cathedral City project and the sale of a 95-unit apartment building in Los Angeles, CA. The sales of residential real estate for both years reflect our continuing strategy to sell upon completion of planned improvements, rather than holding for speculation.

         Equity in income of investments with related parties and non-affiliates totaled $2.7 million for the nine month period ended September 30, 2000, or 4% of total revenue compared to $1.8 million realized in the same period during 1999, a 49% increase. Revenue from the mezzanine lending was $1,305,000 for the nine month period ended September 30, 2000, compared to $774,000 in the same period in 1999 due to maturing projects associated with the loans.

         Gains on restructured notes totaled $2.8 million in the nine month period ended September 30, 2000, or 4% of total revenues, a 34% increase from approximately $2.1 million for the nine month period ended September 30, 1999. The gain reflects our continued progress in liquidating our portfolios of distressed notes that were purchased at substantial discounts to face value both in the U.S. and Japan. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

         Rental Income for the nine-month period ending September 30, 2000 was $77,000 as compared to $4.8 million for the same period in 1999. This represents a 98% decrease due to the deconsolidation of the commercial buildings. The $77,000 was related to the condominium complex sold during January of 2000.

         Interest and other income totaled $2.2 million or 3% of total revenue for the nine month period ended September 30, 2000, an increase of 79% from $1.2 million during the same period in 1999. Included in this category is interest earned on restructured notes, interest earned on the companies deferred compensation plan, interest earned on commercial notes receivable, the forfeiture of escrow deposit money and a lease termination fee and expense reimbursement.

         Gain on sale of commercial real estate of approximately $1.1 in for the first nine months of 1999 resulted from the sale of two land parcels in Hawaii. There were no sales of commercial real estate during the same period of 2000.

   TOTAL OPERATING EXPENSES

         Operating expenses for the first nine months of 2000 were $70.4 million, representing a 27% increase from $55.5 million for the same period in 1999. This increase in operating expense was primarily associated with the five property management companies acquired in 1999. The increase was partially offset by the reduction in interest expense.

         Brokerage commissions and marketing expenses increased to $6.8 million for the nine month period ended September 30, 2000 from $663,000 during the same period of 1999. The increase resulted from business development and broker commissions expense which, for the most part, relates to income generated by the property management companies acquired during the fourth quarter of 1999.

         Cost of residential real estate sold was $22.9 million for the nine month period ended September 30, 2000, a 2% increase from $22.3 million for the same period in 1999. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

         Compensation and related expenses was $22.0 million for the nine month period ended September 30, 2000, up 74% from $12.7 million for the same period in 1999. The increase was primarily a result of the acquisition of five property management companies in 1999.

         General and administrative expenses were $12.7 million during the first nine months of 2000, representing a 59% increase over the same period in 1999 of $8.0 million. The increase is primarily due to the expenses associated with our expanded property management operations.

         Depreciation and amortization expense was $3.0 million for the first nine months of 2000, compared to $2.4 million during the same period in 1999, representing a 26% increase. The increase was due, in part, to the amortization of the goodwill and property management contracts and related expenses associated with the acquisition of the property management companies.

         Interest expense was $3.0 million for the first nine months of 2000, compared to $9.4 million during the same period in 1999, representing a 68% decrease. The decrease resulted from the elimination of the interest expense associated with the five commercial properties discussed above and the payoff of various high interest notes including $9 million of subordinated debt at 14% interest. In addition, the accounting treatment of capitalizing the average rate of interest relating to some of the Company's development projects resulted to a credit to interest expense.

         The provision for income taxes was approximately $1.7 million for the first nine months of 2000, compared to $2.2 million for the same period in 1999 resulting from a decrease in pre-tax net income.

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

         Cash used in operating activities during the nine months ended September 30, 2000 was $8.7 million, compared to $9.2 million for the same period in 1999. The change resulted primarily from the change in net income and accounts receivable.

         Cash used in investing activities during the nine months ended September 30, 2000 was $4.1 million, compared to $14.1 million during the same period in 1999. The change resulted primarily from the decrease in notes receivable acquired during 2000 compared to 1999, offset by the increase in net contributions to joint ventures in 2000 compared to 1999.

         Cash provided by financing activities was $10.0 million for the first nine months of 2000, compared to about $17.3 million for the same period of 1999. The financing activities in the first nine months of 2000 consisted primarily of the issuance of $15 million in senior unsecured debt, offset by repayments of subordinated debt.

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

Date:  November 13, 2000      KENNEDY-WILSON, INC.
                              ---------------------
                                   Registrant

                              /s/ Freeman A. Lyle
                              ---------------------
                                 Freeman A. Lyle
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)