Form 10-K
period 2000-12-31
KENNEDY WILSON INC
filed 2001-04-02
CIK 885720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                    --------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 2001, there were outstanding 8,693,640 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 26, 2001 was approximately $21 million based on the closing price of $3.81 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's proxy statement for its 2001 Annual Meeting of Stockholders, to be held at a future date, are incorporated by reference into Part III of this report.

================================================================================

                              KENNEDY-WILSON, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                    ---------



               CAPTION                                                                                                       Page
               -------                                                                                                       ----
PART I
   ITEM 1.     Business...............................................................................................         3
   ITEM 2.     Properties.............................................................................................         8
   ITEM 3.     Legal Proceedings......................................................................................         8
   ITEM 4.     Submission of Matters to a Vote of Security Holders....................................................         8
PART II
   ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters..................................         9
   ITEM 6.     Selected Financial Data................................................................................        10
   ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..................        11
   ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk..............................................        17
   ITEM 8.     Financial Statements and Supplementary Data............................................................        18
PART III
   ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................        44
   ITEM 10.    Directors and Executive Officers of the Registrant.....................................................        44
   ITEM 11.    Executive Compensation.................................................................................        44
   ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.........................................        44
   ITEM 13.    Certain Relationships and Related Transactions.........................................................        44
PART IV
   ITEM 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................................        45

ITEM 1.  BUSINESS

OVERVIEW

     We are an integrated, international real estate services and investment company. Founded in 1977, we were later incorporated in Delaware and became a public company in 1992. We deliver a complementary array of real estate services. Headquartered in Beverly Hills, we have approximately 790 full and 30 part time employees in offices throughout the U.S. and in Japan. We initially gained recognition in the U.S. real estate market through our real estate auction services. Over time, we diversified our business so that we now provide:

-    Fund management of real estate and note pool investments;

-    Commercial and residential property management and leasing; and

-    Commercial and residential brokerage, including auction marketing.

     In addition to these real estate related services, we invest through joint venture funds in:

-    Commercial and residential real estate; and

-    Pools of secured and unsecured distressed notes

     Our clients include large U.S. and Japanese financial institutions, major corporations, pension funds, real estate developers, insurance companies and governmental entities.

     We have had a presence in Japan for ten years through which we have developed significant relationships with Japanese companies and financial institutions. In 1995, we opened our Tokyo office. It is primarily staffed with Japanese employees with knowledge of the local culture and real estate market. We believe that success in the Japanese real estate market is determined primarily by a company's reputation and its business relationships, not solely by its access to capital. We have entered into joint venture funds with companies and partnerships affiliated with Colony Capital, Inc. and Cargill, Incorporated to invest in Japanese real estate and distressed notes. We believe that these joint venture parties were attracted to us, in large part, by our strong Japanese presence.

OUR BUSINESS OPERATIONS

FUND MANAGEMENT

     During 2000, we created the KWI Fund Management Group, a vertically integrated real estate services and fund management firm. This group organizes and manages closed-end commingled real estate investment funds that invest in high-quality office, industrial, retail and multifamily income property located in selected markets in the U.S. We serve as the general partner of the funds and co-invest with our pension fund clients as limited partners. We earn fees for services provided to the fund including fees for acquisition, asset management, property management, leasing, and disposition services.

     Our initial fund, formed in August 2000, is a $250 million fund comprised of $100 million in equity and $150 million in debt. Through the end of year 2000 we have acquired 7 office properties totaling approximately 854,000 square feet. The properties are located in Los Angeles, Austin, and Atlanta. Future funds are expected to also be in the $100 million equity range with $250 million in assets. The funds have the following principal investment objectives:

- Achieve total long-term risk adjusted returns on equity that exceed market averages;

- Invest in high-quality office, industrial, retail and multifamily income property located in selected markets;

- Purchase existing income properties, including those that need additional renovation and capital improvements, in major growth markets that are expected to maintain above-average employment and rent growth rates over the next 10-20 years;

- Acquire properties at substantial discounts to replacements cost, make selective capital improvements to those properties that are expected to increase income and create significant value in excess of the cost of the improvements;

- Acquire properties generally in the $5 to $20 million per property price range.

PROPERTY MANAGEMENT AND LEASING

     We are a nationwide commercial and residential property management and leasing company. We provide a full range of services relating to property management, including:

-    Commercial and residential building management;

-    Leasing;

-    Construction management;

-    Engineering services;

-    Technical services; and

-    Environmental management.


     We have managers in ten regional offices -- Beverly Hills, New York, Dallas, Austin, Houston, San Francisco, Seattle, Walnut Creek, Minneapolis and Chicago -- supervising approximately 710 employees who assist in managing more than 460 office and industrial buildings, and multi-unit residential complexes in 24 different states. We have approximately 70 million gross square feet of real estate under management.

     As part of our strategy for providing our property management clients with the best services possible, we apply the same approach in managing our clients' properties as we do in managing our own, where our primary objective is to maximize the return on investment. To this end, we work with each client to ascertain its goals and expectations and to design strategic plans for leasing and improving each property in a way that increases the client's returns. We also strive to maximize our clients' returns by reducing property operating expenses through the discounts and lower prices that we generally obtain for vendor services and supplies.


REAL ESTATE BROKERAGE

     Through our offices in Beverly Hills, New York and Tokyo, we provide specialized brokerage services for both commercial and residential real estate. We market and sell on behalf of our clients and ourselves:

-    Office and retail buildings;

-    Multi- and single-family residences;

-    Industrial sites;

-    Hotels and resorts; and

-    Undeveloped land.

     We specialize in marketing institutional properties through privately negotiated and sealed bid sales. We develop and implement cost-effective marketing campaigns ranging from local to worldwide in scope. Each marketing campaign is tailored to the client's objectives and the property's characteristics, including time parameters, sensitivity to publicity and cash flow needs. We also investigate and analyze, among other things, the physical condition of the property, its cash flow and tenant characteristics, market rents and market dynamics within submarkets and comparable transactions.

     We also market properties directly to various investors with whom we maintain ongoing business relationships. We believe that through these efforts, we create a sales environment intended to enable our clients to obtain the highest possible prices for their properties. We obtain our commercial brokerage engagements primarily through our existing relationships with over 100 institutional and corporate owners of real estate primarily located in the U.S. and Japan.

     We also design marketing programs to sell single-family home developments and condominium projects using conventional sales and auction-marketing programs. We also design and implement sealed bid marketing programs for exclusive estates and land for residential development. Most of the residential properties that we have brokered are located in California. Our clients include builders, developers, private sellers and financial institutions.

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

REAL ESTATE INVESTMENTS

     We invest in commercial and residential real estate, both in the U.S. and Japan. We invest primarily through funds with institutional joint venture partners, who typically contribute the majority of the capital. The investment funds typically target specific property types. For example, we have a $200 million apartment fund with Hanover Capital, a division of Marcus & Millichap. In Japan we have joint venture funds with $400 million for investments in real estate and distressed notes with partners such as Cargill and Colony Capital. These funds enable us to leverage our capital and diversify the risks associated with owning properties. In addition, we earn fees for services provided to the joint venture, including due diligence, acquisition, asset management, and disposition services.

     We purchase properties that are subperforming in a manner which we believe can be rectified with our expertise or financial resources. For example, a developer of a residential real estate project may find it difficult or impossible to finish the project because it cannot properly market the finished product or has insufficient cash flow. In such a situation, we can purchase the project at a discounted price then apply our marketing expertise and draw on our financial resources to finish the project and sell it as a whole or to individual buyers for a profit. With regard to commercial properties, we acquire subperforming buildings, make the improvements necessary to attract tenants, lease to new tenants and then sell the buildings.

     One of our strengths is our ability to quickly identify and acquire desirable real estate assets in privately negotiated transactions. We do so by capitalizing on the institutional knowledge we have developed through our brokerage, property management, and investment business and by conducting quick and thorough investigations and analyses of the properties, their financial condition and what we believe to be their financial potential. We have extensive experience in identifying and analyzing the factors that impact property values in the regions in which we do business, such as new construction, the marketability of certain neighborhoods, leasing trends and the types of businesses seeking various types of commercial space. Our due diligence is conducted by our experienced in house team.

     Most of the real estate in which we have invested is located in California, Texas, and Japan. While the current cycle of the U.S. real estate market presents value-added investment potential, Japan continues to offer significant opportunistic investments due to the recent Asian economic downturn. Our brokerage and property management operations are the source of many of our real estate acquisitions. These operations provide us with unique investment opportunities in the form of close relationships with our institutional clients that have substantial real estate investments. For example, a financial institution client that has acquired a property through a foreclosure may desire to sell it in less time than it would take for a conventional brokerage sale. Similarly, a client in Japan may have the need to sell a real estate holding in a rapid manner with little publicity. We are often able to meet the needs of these types of clients by purchasing their properties quickly and discretely for one of our joint ventures.


DISTRESSED NOTE POOL INVESTMENTS

     Since 1994, we have been purchasing and managing pools of distressed notes. Generally, distressed notes are those where the borrower has stopped making payments or is late in making payments. Our note pools contain notes that are secured and unsecured. The secured notes are collateralized by real estate or personal property. We typically purchase notes from financial institutions.

     In 1998 we expanded our operations to include the acquisition of pools of distressed Japanese notes. The notes are typically secured by real estate and personal property. In addition, the pools also include commercial and residential properties. The investment strategy is to acquire the notes on a privately negotiated basis from Japanese financial institutions. Our investments in Japan are typically acquired in joint venture funds with institutional investors who contribute the majority of the capital. In addition to our investment interest, we earn fees for services provided to the joint venture, including due diligence, acquisition, asset management, and disposition services.

MEZZANINE LENDING

     The Company makes mezzanine loans to real estate developers for new single-family, residential developments. Total project costs for these developments typically range from $5 to $25 million, and our mezzanine loans typically range from approximately $500,000 to $8 million. We expect to hold these loans for less than two years. Typically, the borrowers pay interest at 10% per annum, and we are entitled to a participation in any profits from the development. We also generally collect at the closing of each loan a 1% fee.

EQUITY INVESTMENTS IN OTHER COMPANIES

     Asset One. We own a 40% equity interest in Asset One, a Japanese corporation with an office in Tokyo. Asset One is a loan servicing company whose business includes servicing the loans in our distressed Japanese loan pools.

     Jutaku Ryutsu. We own a 30% equity interest in Jutaku Ryutsu, a Japanese corporation with offices in Tokyo, Osaka and Fukuoka, Japan. Jutaku Ryutsu is a brokerage company that specializes in selling real estate assets between $500,000 and $10 million in value. Jutaku Ryutsu assists us with our acquisition due diligence on our Japanese loan pools and real estate and the disposition of those assets.

GOVERNMENT REGULATIONS

     Our brokerage and property management operations are subject to various federal, state and local regulations in the U.S. and in Japan. We must have an officer licensed as a real estate broker or we must associate with a broker licensed by each state within the U.S. in which we provide brokerage or property management services. Each of our employees that performs certain brokerage functions in any particular state must be a licensed real estate salesperson in that state and he or she must work under the supervision of a broker licensed by that state. We are in compliance with all material licensing requirements and regulations in states and countries in which licenses are required and in which we are engaged in brokerage and property management activities.

     In various states, governmental entities license individual auctioneers and/or administers various regulations governing their activities and may require that auctioneers post bonds. We are in compliance with all material licensing and bonding requirements in all states in which auctioning licenses and bonds are required and in which we are engaged in material auction activities.

COMPETITION

     Because of our unique combination of businesses, we compete with brokerage and property management companies as well as companies that invest in real estate and distressed notes. The brokerage and property management industries are both highly fragmented and competitive. We compete with real estate brokerage companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged. Our investment operations compete to varying degrees with real estate investment partnerships and other investment companies. We compete with these other investors on the basis of our relationship with the sellers and the amounts that we pay for the investments acquired.

EMPLOYEES

     We have approximately 790 full-time and 30 part-time employees in the U.S. and in Japan. Our compensation policies are designed to attract, retain and motivate employees that are an integral part of our profitability. Our employees typically receive a base salary and performance based incentives including bonuses based on the profitably of their operation units. As a result, employees are encouraged to meet individual goals as well as to contribute their expertise and efforts on behalf of their group. In addition to promoting the generation of revenues, our compensation structure also encourages our employees to control costs.

ITEM 2.  PROPERTIES

     Our executive and administrative offices are located at 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California, and consist of approximately 26,000 square feet in an office building managed by us. We also lease space for our regional and branch offices and sublease space to third parties. These facilities, including our Beverly Hills headquarters, comprise a total of approximately 125,000 square feet of leased space, with an annual aggregate base rental of approximately $3.2 million. Each of these leases is scheduled to expire within the next five years. We believe that we will be able to renew any expiring lease or obtain suitable office space to replace such leased facility, as necessary, without any material increase in our rental costs.

     As described above, we also buy and sell real estate in the ordinary course of our business.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various legal proceedings generally incidental to our business. These matters are generally covered by insurance. While the ultimate disposition of these proceedings is not known, based upon current available information, we believe that the outcomes will not have a material adverse effect on our financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Company's Common Stock trades on The NASDAQ National Market under the symbol: KWIC. The following table sets forth the high and low closing sale prices per share of our Common Stock as reported in the NASDAQ National Market.

                                                     High            Low
                                                    -------        -------
1999-
    First Quarter                                   $13.375        $ 7.250
    Second Quarter                                  $10.500        $ 8.563
    Third Quarter                                   $10.688        $ 7.813
    Fourth Quarter                                  $10.125        $ 7.500
2000-
    First Quarter                                   $10.313        $ 5.125
    Second Quarter                                  $ 5.750        $ 4.563
    Third Quarter                                   $ 6.875        $ 5.125
    Fourth Quarter                                  $ 5.500        $ 4.000

As of March 26, 2001, there were approximately 1,200 holders of our Common
Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2000. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                                 Year Ended December 31,
                                                               -----------------------------------------------------------
                                                                 1996         1997         1998         1999         2000
                                                               -------      -------      -------      -------      -------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Total revenues ...........................................      $31,967      $26,999      $50,872      $91,359      $97,051
Total expenses ...........................................       28,376       22,768       44,710       82,921       88,811
Income from operations ...................................        3,591        4,231        6,162        8,438        8,240
Net income ...............................................        3,531        4,030        5,325        5,609        4,726

Basic income before extraordinary items per share.........      $  0.50      $  0.65      $  0.85      $  0.68      $  0.52
Basic extraordinary item per share .......................          N/A         0.01          N/A          N/A          N/A
Basic net income per share ...............................      $  0.50      $  0.66      $  0.85      $  0.68      $  0.52
Basic weighted average shares ............................        7,087        6,104        6,254        8,219        9,018


Diluted income before extraordinary items per share ......      $  0.50      $  0.64      $  0.78      $  0.58      $  0.50
Diluted extraordinary item per share .....................          N/A      $  0.01          N/A          N/A          N/A
Diluted net income per share .............................      $  0.50      $  0.65      $  0.78      $  0.58      $  0.50
Diluted weighted average shares ..........................        7,094        6,187        6,801       10,015       10,128


                                                       As of December 31,
                                   ----------------------------------------------------------------
                                     1996          1997          1998          1999          2000
                                   --------      --------      --------      --------      --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets ................      $ 51,114      $ 45,718      $204,816      $135,150      $133,104
Long term debt ..............        20,516        15,102       136,130        27,901        55,653
Total liabilities ...........        40,732        34,124       182,036        88,464        83,340
Total stockholders' equity...        10,382        11,594        22,780        46,686        49,764

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are an integrated, international real estate services and investment company with offices throughout the United States and in Japan. Through our subsidiaries, we provide a complementary array of real estate services, including fund management, property management and leasing, real estate brokerage services including auction marketing, and asset management. Additionally, on our own account and through joint venture funds we invest in real estate and note pool investments both in the U.S. and Japan. Our revenues in 1998, 1999 and 2000 were $50.9 million, $91.4 million, and $97.1 million, respectively. Earning before taxes were $8.2 million in 2000, compared to $8.4 million in 1999, and $6.2 million in 1998. Our net income for the same periods was $5.3 million, $5.6 million, and $4.7 million, respectively.


COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

     Total revenues for 2000 were $97.1 million, which represents a 6.2% increase over $91.4 million in 1999. Earnings before taxes for 2000 were $8.2 million, compared to $8.4 million in 1999. The decline in 2000 resulted from significant non-recurring expenses related to the acquisition and integration of five property management companies during 1999. Net income for 2000 was $4.7 million compared to $5.6 million in 1999. The decline resulted from the non-recurring expenses, and the increased provision for the income taxes that amounted to 43% of pre-tax income in year 2000 compared to 34% in 1999.

TOTAL REVENUES

     Property Management. In 2000 our property management and leasing operations generated $41.1 million of revenues, representing 42.3% of our total revenue and a 39.0% increase over property management revenue of approximately $29.5 million in 1999. 2000 was the first full year of ownership of the five property management companies that were acquired during 1999. The acquisitions expanded our geographic presence to include regional offices in San Francisco, Seattle, Austin, Dallas and Houston. The acquisitions also added retail management, tenant representation leasing, and fee development to the services we offer clients.

     Brokerage. Brokerage commission revenues in 2000 were $14.8 million, representing 15.3% of total revenues and an 11.4% increase over brokerage commission revenues in 1999 of $13.3 million. Residential brokerage sales accounted for $469,000 and $576,000 in 2000 and 1999, respectively. Our brokerage services include sales and leasing for commercial, industrial, retail and apartment properties.

     Investments. Sales of residential real estate were $30.2 million in 2000, representing 31.1% of total revenues, compared to $25.7 million in 1999. The sales completed during the year included the bulk sale of 53 condominium units in a 136-unit building located in Los Angeles, 48 homes in a 109-home development in the Palm Springs area and two single family homes in Los Angeles. In 1999, the revenue was generated from the sales of a 95-unit apartment building located in Los Angeles, 17 units in a 109-unit single family development in the Palm Springs area, 16 units of a 23-unit single family development in Palm Desert, and a single family home located in Los Angeles. The sales of residential real estate for both years reflect our strategy to sell upon completion of planned improvements, rather than holding for speculation.

     Equity in income of investments in joint ventures and gain on sale of joint ventures totaled $4.3 million in 2000, or 4.5% of total revenue compared to $4.5 million realized in 1999. There was no gain on the sale of joint ventures in 2000 as compared to a gain of $2.4 million in 1999 from the sale of our interest in a joint venture that owned a commercial office building. Revenue from joint venture investment funds in Japan included continued settlement of the non-performing note pools and incentive fees earned on both the note pools and real estate assets acquired through the joint ventures. Equity in income of investment in joint venture funds also included revenue related to the sale of investments in apartment buildings and commercial office buildings.

     There was no gain on sale of commercial real estate in 2000 compared to $7.1 million in 1999. During 1999 we sold an office building and a parking garage, both located in Los Angeles, and a parcel of land in Hawaii.

     Gains on restructured notes totaled $3.6 million in 2000, or 3.7% of total revenues, a 25.3% increase over $2.9 million in 1999. The gain reflects our continued progress in liquidating our portfolios of distressed notes, both in the U.S. and in Japan, that were purchased at substantial discounts to face value. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

     There was no net rental income in 2000 compared to $6.4 million in 1999, as a result of our sale and transfer of all income producing properties in 1999.

TOTAL OPERATING EXPENSES

     Operating expenses in 2000 were $88.8 million, compared to $82.9 million in 1999. Part of the increase represents the higher cost of goods sold associated with the sales of residential real estate discussed above. The balance of the increase in operating expense was associated with the five property management acquisitions, offset by a reduction in interest expense relating to the commercial buildings that were deconsolidated in 1999.

     Brokerage commissions and marketing expenses increased to $7.9 million in 2000 from $3 million in 1999, due to the commissions paid related to commissions revenue, and due to reclassifications of commission revenue and expense, which had been shown net in prior years.

     Cost of residential real estate sold was $26.6 million in 2000, a 9.5% increase from $24.3 million in 1999. This increase correlates with the increased revenues from the sales of real estate discussed above.

     Compensation and related expenses were $30.4 million in 2000, up 7.7% from $28.3 million in 1999. The increase in compensation reflects a full year of compensation relating to the five property management companies acquired in 1999.

     General and administrative expenses were $16.1 million in 2000, representing a 29.0% increase over 1999 expenses of $12.4 million. The increase is related to the acquisition of the five property management companies and included non-recurring expenses related to the acquisition and integration of these businesses.

     Depreciation and amortization expense increased to $4.4 million in 2000, a 24.3% increase over $3.5 million in 1999. The increase was due to the amortization of the goodwill and other assets associated with the acquisition of the property management companies acquired in 1999.

     Interest expense was $3.5 million in 2000, compared to $11.4 million in 1999. While the interest on the additional $15 million of senior debt resulted in approximately $1 million of additional interest expense for the six month period, it is offset by the decrease in interest expense resulting from the commercial buildings that were deconsolidated in 1999 and the capitalization of interest expense related to certain real estate investments.

     The provision for income taxes was $3.5 million in 2000, a 24.2% increase from $2.8 million in 1999. The income tax provision increased primarily because the success of Kennedy-Wilson Japan has caused a greater proportion of our income to be taxed at the higher Japan rate.

     We have investments in several real estate related technology companies, including Property First, eProperty, Struxicon and Corcoran. All of these investments are accounted for on the cost method except for eProperty, which is accounted for on the equity method. Expenses and operating losses related to these investments were $1,431,000 in 2000, including significant non-recurring costs, compared to $162,000 in 1999.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Total revenues for 1999 were $91.4 million, which represents a 79.6% increase over $50.9 million in 1998. Earnings before taxes for 1999 were $8.4 million, which represents a 36.9% increase over 1998 of $6.2 million. Net income for 1999 was $5.6 million, which represents a 5.3% increase over $5.3 million in 1998.

TOTAL REVENUES

     Property Management. In 1999 our property management and leasing operations generated $29.5 million of revenues, representing 32.3% of our total revenue and a 108.2% increase over property management revenue of approximately $14.2 million in 1998. In July 1998, we acquired Heitman Properties, Ltd., from Heitman Financial, Inc., and renamed it Kennedy-Wilson Properties, Ltd. During 1999, we acquired five additional property management companies and consolidated them under Kennedy-Wilson Properties, Ltd.'s, umbrella.

     Brokerage. Brokerage commission revenues in 1999 were $13.3 million, representing 14.6% of total revenues and a 171% increase over brokerage commission revenues in 1998 of $4.9 million. Residential brokerage sales accounted for $576,000 and $745,000 in 1999 and 1998, respectively. This reflects a continued trend toward increased brokerage commissions from commercial sales and decreased brokerage commissions from residential sales.

     Investments. Sales of residential real estate were $25.7 million in 1999, representing 28.2% of total revenues, compared to $13.8 million in 1998. Total revenue from residential real estate sales increased 86.1%. This increase is due to sales from four projects in 1999, including a the sales of a 95-unit apartment in Los Angeles, 17 units in a 109 unit single family development in the Palm Springs area, 16 units of a 23-unit single family development in Palm Desert, and a single family home in Los Angeles. This compares to revenues in 1998 from the bulk sales of a 24-unit condominium project in Los Angeles, a 10-unit single family home development in Los Angeles, and seven units of the 23 unit single family development in Palm Desert.

     Equity in income of investments in joint ventures and gain on sale of joint ventures totaled $4.5 million in 1999, or 4.9% of total revenue compared to $4.7 million realized in 1998. In 1999, gain on sale of joint ventures was $2.4 million from the sale of our interest in a joint venture that owned a commercial office building. In 1998, we sold our interest in a joint venture that owned two commercial office buildings in Los Angeles. Revenue from joint venture investments also included increased settlement of the non-performing note pools acquired through the joint venture funds in Japan.

     Gain on sale of commercial real estate was $7.1 million in 1999 or 7.7% of total revenues compared to $2.7 million in 1998. During 1999, we sold an office building and a parking garage, both located in Los Angeles, and a parcel of land in Hawaii. During 1998, we sold two commercial properties, a building in Santa Monica and one in Los Angeles.

     Gains on restructured notes totaled $2.9 million in 1999, or 3.2% of total revenues, a 26.4% decrease from $3.9 million in 1998. The gain in both years reflects our continued progress in liquidating our portfolios of distressed notes that were purchased at substantial discounts to face value.

     Net rental income was $6.4 million in 1999, or 7.0% of total revenues, representing a 38.6% increase from $4.6 million in 1998. The increase reflects a full year of income on properties purchased during the last six months of 1998, as well as income resulting from our aggressive leasing program.

TOTAL OPERATING EXPENSES

     Operating expenses in 1999 were $82.9 million, compared to $44.7 million in 1998. Part of the increase represents the higher cost of goods sold associated with the sales of residential real estate discussed above. The balance of the increase in operating expense was primarily associated with the five property management acquisitions, as well as a full year of expense relating to the July 1998 acquisition of Heitman Properties, Ltd. Additionally, a full year of interest expense associated with the commercial properties acquired in the third and fourth quarters in 1998, contributed to the overall increase in expenses.

     Brokerage commissions and marketing expenses increased to $3 million in 1999 from $532,000 in 1998, as a result of the property management acquisitions and due to reclassifications in commission revenue and expenses, which had been shown net in prior years.

     Cost of residential real estate sold was $24.3 million in 1999, compared to $12.2 million in 1998. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

     Compensation and related expenses was $28.3 million in 1999, compared to $14.6 million in 1998. The increase reflects a full year of compensation expense relating to the acquisition of Heitman Properties, Ltd. in July of 1998 and increases relating to the acquisition of five additional property management companies in 1999.

     General and administrative expenses were $12.4 million in 1999, compared to 1998 expenses of $6.9 million. The increase is due primarily to the additional expenses associated with our property management operations and the expansion of our operations in Japan.

     Depreciation and amortization expense increased to $3.5 million in 1999, compared to $2.1 million in 1998. The increase was due, in part, to the amortization of the goodwill and property management contracts associated with the acquisition of the property management companies in 1998 and 1999, as discussed above. In addition, due to improved occupancy in the Company owned buildings, the amortization of tenant improvements and leasing commissions associated with new leases amounted to approximately $900,000.

     Interest expense was $11.4 million in 1999, compared to $8.4 million in 1998. The increase results from the full year of interest relating to the commercial buildings purchased in the third and fourth quarters of 1998.

     The provision for income taxes was $2.8 million in 1999, compared to $837,000 in 1998. The tax expense in previous years has been significantly less than the statutory rate due to a net operating loss carryforward which has been utilized in reducing the Company's federal tax liabilities. In 1998, the Company had substantially used up the net operating loss carryforward, which resulted in a significantly higher tax liability in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital resources requirements include expenditures for real estate held for sale, distressed notes pools, joint venture fund investments and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral.

     Cash used in operating activities was about $7.4 million in 2000, compared to $6.5 million in cash used in operating activities in 1999. The change resulted from increases in equity in income of investments in joint ventures and accounts receivable, and a reduction in accrued expenses. The cash provided by operating activities was about $3.6 million in 1998. The change from 1999 to 1998 primarily resulted from an increase in accounts receivable and a decrease in accounts payable.

     Cash provided by investing activities was about $5.1 million in 2000, compared to $1.9 million in 1999. The change resulted primarily from an increase in distributions received from our joint venture investments and a decrease in note acquisitions. The cash used in investing activities was about $145.1 million in 1998. The change in 1999 from 1998 resulted from a reduction in purchases of real estate held for sale.

     Cash provided by financing activities was about $2.3 million in 2000, compared to cash used in financing activities of approximately $31,000 in 1999. The change resulted from the net repayment of notes payable and other borrowings. The cash provided by financing activities was about $140.9 million in 1998. The change in 1999 from 1998 resulted from the $18.5 million raised in the public offering completed in 1999 and borrowings under various credit facilities offset by the repayment of mortgage loans on the sale of commercial and residential properties, and the partial repayment of subordinated debt.

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

     Our need, if any, to raise additional funds to meet our working capital and capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We intend to retain earnings to finance our growth and, therefore, do not anticipate paying dividends.

INFLATION

     Our long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include escalation clauses, which generally increase rental rates during the terms of the respective agreements. Such escalation clauses are often related to increases in the Consumer Price Index or similar inflation indices. In addition, many of our leases and management agreements are for terms of less than ten years, which permits us to seek to increase rents and fees at market rates if they are below then existing market rates. Many of our leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities ("SFAS 133"). SFAS 133 is effective, as amended, for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also established new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. The Company's adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company was required to adopt SAB 101 in the fourth quarter of 2000. The Company's adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document may constitute
"forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are statements containing a projection of revenues, income, earnings, capital expenditures, dividends, capital structure or other financial terms or our plans and objectives for future operations.

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

-    general volatility of the capital markets;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 2000 and 1999. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2000 and 1999. (See Consolidated Financial Statements -- Note 2, Fair Value of Financial Instruments) The Company decreased its borrowings with variable interest rates to $39.6 million in 2000 from $42.9 million in 1999. Management does not perceive a long-term risk associated with the loans relating to its commercial and residential real estate, since typically properties are sold within a one to three year period and in most cases, the debt is non-recourse to the Company. Additionally, management closely monitors the fluctuation in interest rates, and if rates were to increase significantly, the Company believes that it would be able either to hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

                                                               Principal Maturing In:                                   Fair Value
                                        ----------------------------------------------------------------                December 31,
                                            2001          2002         2003     2004  2005   Thereafter       Total         2000
                                        ------------  ------------  ----------  ----  ----  ------------  ------------  -----------
Interest rate sensitive assets
 Cash and cash equivalents                  $21,000                                                           $21,000       $21,000
 Average interest rate                         5.28%                                                             5.28%
                                        -----------   -----------   ---------   ----  ----  -----------   -----------   -----------
                                            $21,000                                                           $21,000       $21,000
                                        ===========   ===========   =========   ====  ====  ===========   ===========   ===========

Interest rate sensitive liabilities
 Variable rate borrowings               $ 7,252,000   $31,754,000   $ 612,000                             $39,618,000   $39,618,000
 Average interest rate                        10.00%         9.35%       2.50%                                   9.36%

 Fixed rate borrowings                    1,333,000     1,047,000                           $22,042,000    24,422,000    24,422,000
 Average interest rate                         8.50%         8.50%                                 9.96%         9.82%
                                        -----------   -----------   ---------   ----  ----  -----------   -----------   -----------
                                        $ 8,585,000   $32,801,000   $ 612,000      -     -  $22,042,000   $64,040,000   $64,040,000
                                        ===========   ===========   =========   ====  ====  ===========   ===========   ===========
 Weighted average
 Interest rate                                 9.77%         9.32%       2.50%  0.00% 0.00%        9.96%         9.54%
                                        ===========   ===========   =========   ====  ====  ===========   ===========



                                                               Principal Maturing In:                                  Fair Value
                                        ---------------------------------------------------------------                December 31,
                                           2000          2001         2002      2003  2004   Thereafter     Total         1999
                                        -----------  ------------  -----------  ----  ----  -----------  ------------  -----------
Interest rate sensitive assets
 Cash and cash equivalents              $   351,000                                                       $   351,000   $   351,000
 Average interest rate                         4.00%                                                             4.00%
                                        -----------  ------------  -----------  ----  ----  -----------  ------------  ------------
                                        $   351,000                                                       $   351,000   $   351,000
                                        ===========  ============  ===========  ====  ====  ===========  ============  ============

Interest rate sensitive liabilities
 Variable rate borrowings               $26,321,000  $ 16,533,000                                        $ 42,854,000  $ 42,854,000
 Average interest rate                         8.96%         8.74%                                               8.88%

 Fixed rate borrowings                   10,633,000     2,354,000  $ 1,306,000              $ 7,500,000    21,793,000    21,793,000
 Average interest rate                        11.22%         7.18%        6.57%                    6.00%         8.71%
                                        -----------  ------------  -----------  ----  ----  -----------  ------------  ------------
                                        $36,954,000  $ 18,887,000  $ 1,306,000     -     -  $ 7,500,000  $ 64,647,000  $ 64,647,000
                                        ===========  ============  ===========  ====  ====  ===========  ============  ============
 Weighted average
 Interest rate                                 9.61%         8.55%        6.57% 0.00% 0.00%        6.00%         8.82%
                                        ===========  ============  ===========  ====  ====  ===========  ============

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                    PAGE
                                                                                                                    ----
Independent Auditors' Report..................................................................................       19
Consolidated Balance Sheets as of December 31, 2000, and 1999.................................................       20
Consolidated Statements of Income for the Three Years Ended December 31, 2000.................................       21
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2000...................       22
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000.............................       23
Notes to Consolidated Financial Statements....................................................................       25
Schedule III -- Real Estate and Accumulated Depreciation......................................................       51

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Kennedy-Wilson, Inc.
Beverly Hills, California


We have audited the accompanying consolidated balance sheets of Kennedy-Wilson, Inc. and subsidiaries (the "Company"), as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Los Angeles, California
March 28, 2001

                      KENNEDY-WILSON, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                                 ---------------------------------
                                                                                     1999                2000
                                                                                 -------------       -------------
ASSETS
         Cash and cash equivalents                                               $   5,243,000       $   5,228,000
         Cash -- restricted                                                          2,101,000             696,000
         Accounts receivable                                                         8,534,000          12,399,000
         Notes receivable                                                           21,812,000          11,320,000
         Real estate held for sale                                                  34,564,000          19,248,000
         Investments in joint ventures                                              23,484,000          43,167,000
         Contracts, furniture, fixtures, equipment and other assets                 16,237,000          16,599,000
         Goodwill, net                                                              23,175,000          24,447,000
                                                                                 -------------       -------------

TOTAL ASSETS                                                                     $ 135,150,000       $ 133,104,000
                                                                                 =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Accounts payable                                                        $   2,403,000       $   2,283,000
         Accrued expenses and other liabilities                                     10,267,000           6,404,000
         Accrued salaries and benefits                                               9,728,000           6,138,000
         Accrued income taxes payable                                                1,419,000           4,475,000
         Notes payable                                                               9,213,000           8,423,000
         Borrowings under lines of credit                                           27,533,000          28,938,000
         Mortgage loans payable                                                     11,401,000           4,637,000
         Senior unsecured notes                                                             --          14,542,000
         Subordinated debt                                                          16,500,000           7,500,000
                                                                                 -------------       -------------

            Total liabilities                                                       88,464,000          83,340,000
                                                                                 -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock, $0.01 par value: 5,000,000 shares authorized;
             none issued as of December 31, 1999 and 2000                                   --                  --
         Common stock, $0.01 par value: 50,000,000 shares authorized;
                9,066,662 and 8,648,640 shares issued and outstanding as of
                December 31, 1999 and 2000, respectively                                91,000              87,000
         Additional paid-in capital                                                 47,156,000          45,458,000
         (Accumulated deficit) Retained earnings                                      (361,000)          4,365,000
         Notes receivable from stockholders                                           (200,000)           (146,000)
                                                                                 -------------       -------------

            Total stockholders' equity                                              46,686,000          49,764,000
                                                                                 -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 135,150,000       $ 133,104,000
                                                                                 =============       =============


                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                   Year Ended December 31,
                                                        --------------------------------------------
                                                          1998             1999             2000
                                                       -----------      -----------      -----------
REVENUES
         Property management and leasing fees          $14,194,000      $29,547,000      $41,063,000
         Commissions                                     3,716,000       13,316,000       14,838,000
         Commissions -- related parties                  1,201,000               --               --
         Sales of residential real estate               13,828,000       25,731,000       30,166,000
         Equity in income of investments in joint
             ventures                                      612,000        2,049,000        4,314,000
         Gain on sale of joint venture                   4,077,000        2,406,000               --
         Gain on sale of commercial real estate          2,654,000        7,069,000               --
         Gain on restructured notes receivable           3,911,000        2,877,000        3,606,000
         Rental income, net                              4,583,000        6,352,000               --
         Interest and other income                       2,096,000        2,012,000        3,064,000
                                                       -----------      -----------      -----------

             TOTAL REVENUE                              50,872,000       91,359,000       97,051,000
                                                       -----------      -----------      -----------

OPERATING EXPENSES
         Commissions and marketing expenses                532,000        3,002,000        7,869,000
         Cost of residential real estate sold           12,249,000       24,254,000       26,563,000
         Compensation and related expenses              14,582,000       28,274,000       30,440,000
         General and administrative                      6,890,000       12,444,000       16,052,000
         Depreciation and amortization                   2,059,000        3,506,000        4,359,000
         Interest expense                                8,398,000       11,441,000        3,528,000
                                                       -----------      -----------      -----------

             Total operating expenses                   44,710,000       82,921,000       88,811,000
                                                       -----------      -----------      -----------

Income before provision for income taxes                 6,162,000        8,438,000        8,240,000

Provision for income taxes                                 837,000        2,829,000        3,514,000
                                                       -----------      -----------      -----------

NET INCOME                                             $ 5,325,000      $ 5,609,000      $ 4,726,000
                                                       ===========      ===========      ===========


         Share Data:

          Basic net income per share                   $      0.85      $      0.68      $      0.52
          Basic weighted average shares                  6,254,470        8,218,983        9,018,250

          Diluted net income per share                 $      0.78      $      0.58      $      0.50
          Diluted weighted average shares                6,801,356       10,014,601       10,127,807



                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2000



                                                                                                               (Accumulated
                                                                Common Stock                                     Deficit)/
                                                      -------------------------------       Additional           Retained
                                                         Shares             Amount        Paid-in-Capital        Earnings
                                                      ------------       ------------     ---------------      ------------
Balance, January 1, 1998                                 1,316,344       $     13,000       $ 23,814,000       $(10,913,000)

Issuance of common stock                                   808,878              8,000          5,645,000
Repurchase of common stock                                (135,351)            (1,000)          (907,000)
Stock dividend                                           4,607,204             46,000            336,000           (382,000)
Repayment on notes receivable from stockholders
Net income                                                                                                        5,325,000
                                                      ------------       ------------       ------------       ------------

Balance, December 31, 1998                               6,597,075             66,000         28,888,000         (5,970,000)

Issuance of common stock                                 2,469,587             25,000         18,452,000
Repurchase of common stock                                                                      (184,000)
Repayment on notes receivable  from stockholders
Net income                                                                                                        5,609,000
                                                      ------------       ------------       ------------       ------------

Balance, December 31, 1999                               9,066,662             91,000         47,156,000           (361,000)

Issuance of common stock                                    78,500              1,000            264,000
Repurchase of common stock                                (496,522)            (5,000)        (2,462,000)
Issuance of warrants                                                                             500,000
Repayment on notes receivable from stockholders
Net income                                                                                                        4,726,000
                                                      ------------       ------------       ------------       ------------
Balance, December 31, 2000                               8,648,640       $     87,000       $ 45,458,000       $  4,365,000
                                                      ============       ============       ============       ============





                                                       Notes
                                                     Receivable
                                                       From
                                                    Stockholders          Total
                                                    ------------       ------------
Balance, January 1, 1998                            $ (1,320,000)      $ 11,594,000

Issuance of common stock                                                  5,653,000
Repurchase of common stock                                                 (908,000)
Stock dividend                                                                   --
Repayment on notes receivable from stockholders        1,116,000          1,116,000
Net income                                                                5,325,000
                                                    ------------       ------------

Balance, December 31, 1998                              (204,000)        22,780,000

Issuance of common stock                                                 18,477,000
Repurchase of common stock                                                 (184,000)
Repayment on notes receivable  from stockholders           4,000              4,000
Net income                                                                5,609,000
                                                    ------------       ------------

Balance, December 31, 1999                              (200,000)        46,686,000

Issuance of common stock                                                    265,000
Repurchase of common stock                                               (2,467,000)
Issuance of warrants                                                        500,000
Repayment on notes receivable from stockholders           54,000             54,000
Net income                                                                4,726,000
                                                    ------------       ------------
Balance, December 31, 2000                          $   (146,000)      $ 49,764,000
                                                    ============       ============



                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                   -----------------------------------------------
                                                                                        1998             1999             2000
                                                                                   -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $   5,325,000    $   5,609,000    $   4,726,000
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                       2,059,000        3,506,000        4,359,000
   Equity in income of investments in joint ventures                                    (612,000)      (2,049,000)      (4,314,000)
   Gain on sale of joint venture                                                      (4,077,000)      (2,406,000)              --
   Gains on sales of real estate                                                      (4,233,000)      (8,546,000)              --
   Gains on restructured notes receivable -- non-cash                                   (627,000)      (1,791,000)        (744,000)
Change in assets and liabilities:
   Accounts receivable                                                                (5,656,000)      (1,860,000)      (3,865,000)
   Other assets                                                                         (870,000)      (1,680,000)      (3,146,000)
   Accounts payable                                                                    1,086,000          651,000          (95,000
   Accrued expenses and other liabilities and accrued taxes payable                   11,168,000        2,072,000       (4,345,000)
                                                                                   -------------    -------------    -------------
     Net cash provided by (used in) operating activities                               3,563,000       (6,494,000)      (7,424,000)
                                                                                   -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of contracts, furniture, fixtures and equipment                           (7,280,000)      (4,806,000)        (637,000)
   Dispositions of contracts, furniture, fixtures and equipment                           18,000            3,000               --
   Purchase and additions to real estate held for sale                              (129,767,000)     (28,037,000)     (26,984,000)
   Proceeds from sales of real estate held for sale                                   21,743,000       45,684,000       25,759,000
   Proceeds from sale of joint venture                                                 5,348,000        6,550,000               --
   Additions to notes receivable                                                     (19,139,000)     (14,984,000)        (843,000)
   Collections of notes receivable                                                    13,293,000       10,982,000       12,079,000
   Acquisition of property management companies                                      (16,412,000)      (7,549,000)      (2,094,000)
   Distributions from joint ventures                                                   2,271,000        2,495,000       17,794,000
   Contributions to joint ventures                                                    (7,240,000)     (14,475,000)     (21,350,000)
   Cash -- restricted (increase) decrease                                             (7,994,000)       6,067,000        1,405,000
                                                                                   -------------    -------------    -------------

     Net cash (used in) provided by investing activities                            (145,159,000)       1,930,000        5,129,000
                                                                                   -------------    -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of mortgage loans payable                                                114,679,000       34,055,000        7,727,000
   Repayment of mortgage loans payable                                               (14,651,000)     (56,937,000)      (8,851,000)
   Borrowings under lines of credit                                                   40,348,000       27,374,000       32,542,000
   Repayment of lines of credit                                                      (35,873,000)     (13,355,000)     (31,137,000)
   Borrowings under notes payable                                                     19,740,000       15,708,000        9,265,000
   Repayment of notes payable                                                        (10,213,000)     (20,786,000)     (10,055,000)
   Issuance of senior unsecured notes                                                         --               --       14,542,000
   Cost of obtaining financing                                                            95,000          113,000       (1,105,000)
   Issuance of subordinated debt                                                      21,000,000        7,500,000               --
   Repayment of subordinated debt                                                                     (12,000,000)      (9,000,000)
   Issuance of common stock                                                            5,653,000       18,477,000          265,000
   Repurchase of common stock                                                           (908,000)        (184,000)      (2,467,000)
   Issuance of warrants                                                                       --               --          500,000
   Loan repayments from stockholders                                                   1,116,000            4,000           54,000
                                                                                   -------------    -------------    -------------

     Net cash provided by (used in) financing activities                             140,986,000          (31,000)       2,280,000
                                                                                   -------------    -------------    -------------

Net decrease in cash and cash equivalents                                               (610,000)      (4,595,000)         (15,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          10,448,000        9,838,000        5,243,000
                                                                                   -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $   9,838,000    $   5,243,000    $   5,228,000
                                                                                   =============    =============    =============

                                  (Continued)

                      KENNEDY-WILSON, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Disclosures of Cash Flow Information:

                                                Year Ended December 31,
                                    ---------------------------------------------
                                       1998             1999             2000
                                    -----------      -----------      -----------
Cash Paid During the Year For:

     Interest                       $ 7,754,000      $13,039,000      $ 5,804,000
     Interest capitalized           $   640,000      $   998,000      $ 2,496,000
     Income taxes                   $   633,000      $ 1,367,000      $   300,000


Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During 1999 the Company acquired a preferred stock interest in five single purpose entities with the following consideration, reduction of real estate held for sale and other assets of $85.3 million and reduction of mortgage notes payable and other liabilities of $80.6 million, offset against an investment in joint ventures, cost method of $4.7 million (See Note 12 -- Related Party Transactions).

Also during 1999, the Company's other assets increased approximately $2.8 million and accrued liabilities increased approximately $2.8 million due to the acquisition of computer and telephone equipment under capital leases.

During 2000 the Company acquired a preferred stock interest in a single purpose entity with the following consideration, reduction of real estate held for sale of $16.4 million and reduction of mortgage notes payable and other liabilities of $5.6 million, offset against an investment in joint ventures, cost method of $10.8 million (See Note 12 -- Related Party Transactions).

During 2000 the Company acquired a preferred stock interest in a single purpose entity with the following consideration, reduction of prepaid expenses of $1.2 million and reduction of accounts payable of $80,000, offset against an investment in joint ventures, cost method of $1.12 million (See Note 12 -- Related Party Transactions).

                See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 2000

NOTE 1 -- ORGANIZATION

Kennedy-Wilson, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company"), provides real estate property management, brokerage and marketing services throughout the U.S. and in Japan, primarily to institutional investors, financial institutions, developers and government agencies. The Company also acquires, renovates and resells commercial and residential real estate; invests in non-performing note receivable portfolios; invests in technology-related real estate companies and invests in real estate and distressed note joint venture funds with institutional investor clients. In 1998, the Company acquired from Heitman Financial Ltd., a wholly owned subsidiary of United Asset Management Corporation, all of the outstanding shares of Heitman Properties, Ltd., a property management company. During 1999, the Company acquired Coastal Commercial Real Estate Services, Inc., a Los Angeles-based property management and leasing company; Jones Lang Wooton California, Inc., a regional property management firm; TRF Management Corp., a commercial property management and brokerage firm primarily in the pacific northwest; Fults & Associates, Inc, a property management firm with a portfolio primarily in the south and southwest markets and SynerMark Companies, a property management company based primarily in Texas. These transactions were accounted for using the purchase method of accounting. Accordingly, the results of operations of these acquisitions are included in the consolidated financial statements from the date of acquisition.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION - Property management fees are recognized over time as earned based upon the terms of the management agreement. Brokerage commissions are generally recognized when all services to be provided by the Company have been performed. Residential real estate sales revenue and gains on sale of commercial property are recognized at the close of escrow when title to the real property passes to the buyer. The Company follows the requirements for profit recognition as set forth by Statement of Financial Accounting Standards (SFAS) No. 66 Accounting for Sales of Real Estate. The Company presents sales of commercial real estate on a net gain on sale basis due to the fact that these properties are typically held for two to three years and generate rental income and operating expenses during the holding period. Residential real estate is accounted for as inventory because these properties are generally held for less than one year and do not generate income during the holding period. Accordingly, gross revenue and cost of sales are presented separately on the statements of income. Revenues on notes receivable are recognized based on the following criteria. Payments on performing notes are applied to principal and interest based on their terms. Cash payments on defaulted notes are applied to the cost basis until fully recovered before any revenue is recognized. When notes purchased are subsequently structured into performing collateralized notes, with a market rate of interest and an initial cash payment of 15% has been collected, the difference between the cost basis of the asset and the fair value of the note is recorded as revenue.

INVESTMENTS IN JOINT VENTURES - The Company has a number of partnership and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate. These investments are accounted for under the equity method. Investments in joint ventures also include mezzanine loans to real estate developers for new single-family residential developments. These investments are accounted for under the cost method.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

GOODWILL - The Company's 1998 purchase of Heitman Properties Ltd., and the five property management companies purchased in 1999 resulted in goodwill totaling approximately $24 million. Goodwill results from the difference between the purchase price and the fair value of assets acquired based upon the purchase method of accounting for business combinations under Accounting Principals Board Opinion Number 16. The allocated amount, as determined by Company management, is being amortized over 30 years using the straight-line method. Goodwill is reviewed for impairment on a regular basis by Company management by comparison to future expected cash flows. During 2000, additions to goodwill, including earnouts, amounted to approximately $2,094,000. We anticipate additional payouts in future years. Amortization of goodwill totaled approximately $244,000, $612,000 and $742,000 in 1998, 1999 and 2000, respectively. Accumulated amortization was $854,000 and $1,596,000 at December 31, 1999 and 2000, respectively.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consists of cash and all highly liquid investments purchased with maturities of three months or less.

RESTRICTED CASH - Restricted cash consists of non-refundable deposits on acquisitions of real estate and marketing funds advanced by clients.

LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may exceed the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the carrying value, the asset will be reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss will be recognized.

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

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair market value due to their short-term maturities. Notes receivable approximate market value as they are negotiated based upon market values of loans with similar characteristics. Bank lines of credit, and short and long-term debt approximate fair market value as the interest rates are comparable to the rates currently being offered to the Company.

CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to credit risks consist primarily of accounts and notes receivable and cash and cash equivalents. Credit risk is generally diversified due to the large number of entities composing the Company's customer base and their geographic dispersion throughout the U.S. and in Japan. The Company performs ongoing credit evaluations of its customers and debtors. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits.

INFLATION - The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results of operations. Such provisions include escalation clauses, which generally increase rental rates during the terms of the respective agreements. Such escalation clauses are often related to increases in the Consumer Price Index or similar inflation indices. In addition, many of the Company's leases and management agreements are for terms of less than ten years, which permits the Company to seek to increase rents and fees at market rates if they are below the existing market rates. Many of the Company's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

EARNINGS PER SHARE - Basic income per share for any period is computed by dividing net income by the weighted average number of shares of common stock outstanding during such period. Diluted net income per share for any period is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during such period.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities ("SFAS 133"). SFAS 133 is effective, as amended, for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contracts. SFAS 133 also established new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. The Company's adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company was required to adopt SAB 101 in the fourth quarter of 2000. The Company's adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATION - Certain reclassifications have been made to the 1998 and 1999 balances to conform to the 2000 presentation.

NOTE 3 - NOTES RECEIVABLE

Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees.

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate held for sale is comprised of commercial and residential properties and land and it is accounted for at the lower of carrying amount or fair value less cost to sell. Both commercial and residential real estate are classified as held for sale as the Company's intent is to acquire and dispose of properties as part of its normal course of business. Residential real estate, which is typically not held for more than one-year, is accounted for as inventory and is not depreciated. Commercial real estate is generally held for a period of one to three years and is depreciated unless it is subject to a plan of disposition. Except for the land in Hawaii and San Diego, all properties are encumbered by mortgage loans that are non-recourse subject to standard real estate industry exceptions (See Note 9 -- Mortgage Loans Payable). The Hawaii land is undergoing the entitlement process for development. During 1999, the Company transferred certain commercial properties in related party transactions (See Note 12 -- Related Party Transactions). During 2000, the Company transferred the 612 S. Flower Street property in a similar related party transaction (See Note 12 -- Related Party Transactions). Prior to the transfers, the commercial buildings and improvements were depreciated on the straight-line method over the estimated useful lives as follows:

     Building - 39 years
     Tenant Improvement - shorter of lease term or useful life ranging from 2 to 5 years

     Real estate held for sale includes the following:

                                                                          December 31,
                                                                   ----------------------------
                                                                       1999             2000
                                                                   -----------      -----------
Commercial properties and land:
     Santa Monica, California - 4 lots                             $ 2,440,000      $ 2,890,000
     612 S. Flower, Los Angeles, California - office building       16,500,000               --
     Hawaii - 542 acres of land                                      8,831,000       10,073,000
                                                                   -----------      -----------
                                                                    27,771,000       12,963,000
                                                                   -----------      -----------

Residential properties and land:
     Cathedral City, California - 112 housing lots                   4,398,000        6,002,000
     Vulcan Mtn., San Diego, California - 155 acres of land            283,000          283,000
     Pacific Palisades, California - 2 residential homes             2,112,000               --
                                                                   -----------      -----------
                                                                     6,793,000        6,285,000
                                                                   -----------      -----------
                                                                   $34,564,000      $19,248,000
                                                                   ===========      ===========

Depreciation and amortization expense totaled $999,000, $912,000 and $130,000 at December 31, 1998, 1999 and 2000 respectively.

NOTE 5 - INVESTMENTS IN JOINT VENTURES

The Company has a number of partnership and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate. These investments are accounted for under the equity method. Investments in joint ventures also include mezzanine loans to real estate developers for new single-family residential developments. These investments are accounted for under the cost method. Summarized financial data of the ventures are as follows:

                                           December 31, 1999   December 31, 2000
                                           -----------------   -----------------
BALANCE SHEET
Assets
   Cash and cash equivalents                 $ 38,343,000         $ 21,361,000
   Receivables                                 18,580,000           36,457,000
   Real estate                                303,592,000          279,477,000
                                             ------------         ------------
Total assets                                 $360,515,000         $337,295,000
                                             ============         ============
Liabilities
   Accounts payable and accrued expense      $ 19,684,000         $ 41,236,000
   Mortgages payable                          267,272,000          244,011,000
                                             ------------         ------------
Total liabilities                             286,956,000          285,247,000
                                             ------------         ------------

Partners' capital
   Kennedy-Wilson                              19,267,000           24,864,000
   Other partners                              54,292,000           27,184,000
                                             ------------         ------------
Total partners' capital                        73,559,000           52,048,000
                                             ------------         ------------
Total liabilities and partners' capital      $360,515,000         $337,295,000
                                             ============         ============

Total investments comprise the following:

                                              December 31, 1999       December 31, 2000
                                              -----------------       -----------------
Investments, equity method - affiliates          $ 4,390,000             $11,635,000
Investments, equity method - non-affiliates       14,877,000              13,229,000
                                                 -----------             -----------
                                                  19,267,000              24,864,000
                                                 -----------             -----------

Investments, cost method - affiliates                     --               2,471,000
Investments, cost method - non-affiliates          4,217,000              15,832,000
                                                 -----------             -----------
                                                   4,217,000              18,303,000
                                                 -----------             -----------
                                                 $23,484,000             $43,167,000
                                                 ===========             ===========

                          December 31, 1998     December 31, 1999      December 31, 2000
                          -----------------     -----------------      -----------------
STATEMENT OF INCOME

Revenues                    $ 49,049,000           $ 63,921,000           $ 81,538,000
Expenses                      45,070,000             55,962,000             81,325,000
                            ------------           ------------           ------------
Net income                  $  3,979,000           $  7,959,000           $    213,000
                            ============           ============           ============

Net income allocation:
     Kennedy-Wilson         $    612,000           $  2,049,000           $  4,314,000
     Other partners            3,367,000              5,910,000             (4,101,000)
                            ------------           ------------           ------------
Net income                  $  3,979,000           $  7,959,000           $    213,000
                            ============           ============           ============

In 1998, the Company sold it 25% interest in the joint venture known as Downtown Properties LLC for approximately $5.5 million.

In 1999, the Company sold its 15% interest in the joint venture known as Downtown Properties NY LLC for approximately $6.5 million.

NOTE 6 -- CONTRACTS, FURNITURE, FIXTURES AND EQUIPMENT AND OTHER ASSETS

In 1998, the Company allocated approximately $7.3 million to the property management contracts acquired as part of the acquisition of Heitman Properties, Ltd. In 1999, the Company allocated approximately $2.4 million to the property management contracts acquired as part of five acquisitions. The Company is amortizing these contracts over a 7-year period.

Contracts, furniture fixtures, equipment and other assets consist of the following:

                                                             December 31,
                                                    -------------------------------
                                                        1999               2000
                                                    ------------       ------------
Contracts                                           $  9,662,000       $  9,448,000
Office furniture and equipment                         1,947,000          3,337,000
Leasehold improvements                                   904,000          1,065,000
Computer equipment under capital leases                2,809,000          1,746,000
                                                    ------------       ------------
                                                      15,322,000         15,596,000
Less accumulated depreciation and amortization        (2,154,000)        (4,601,000)
                                                    ------------       ------------
                                                      13,168,000         10,995,000

Prepaid insurance, taxes and commissions               1,957,000          1,894,000
Loan fees                                                 17,000          1,122,000
Deposits and prepaid rents                               280,000            126,000
Other                                                    815,000          2,462,000
                                                    ------------       ------------
                                                    $ 16,237,000       $ 16,599,000
                                                    ============       ============

Depreciation and amortization expense was $61,000, $1,448,000 and $2,439,000 for 1998, 1999 and 2000, respectively.

NOTE 7 - BORROWINGS UNDER LINES OF CREDIT

In July 1999, the Company entered into a loan agreement with East West Bank that provided the Company with a $24 million revolving credit facility (the "facility") for use in acquisitions and working capital purposes. During 2000, the facility was renewed in the amount of $19 million. The loans under the facility bear interest at the three-month LIBOR plus 3%, payable monthly. At December 31, 1999 and 2000, the facility had an interest rate of 8.11% and 9.736%, respectively. The facility expires in June 2002. The principal amount of outstanding loans was $18,849,000 and $18,109,000 at December 31, 1999 and 2000, respectively.

In July 1999, the Company entered into an unsecured revolving loan agreement with Tokai Bank of California for $15 million. During 2000, the loan was extended in the amount of $13 million. The loan bears interest at the lesser of LIBOR plus three hundred basis points or Prime Rate, payable monthly. At December 31, 1999 and 2000, the loan had an interest rate of 8.5% and 9.5%, respectively. The loan expires June 30, 2002. The principal amount of outstanding loans was $8,525,000 and $10,232,000 at December 31, 1999 and 2000, respectively.

The Company's Japanese subsidiary has unsecured yen-denominated lines of credit pursuant to which it can borrow up to $1 million. At December 31, 1999 and 2000, yen borrowings in the principal amount of $159,000 and $597,000, respectively were outstanding under these lines of credit. These borrowings bear interest rates from 1.5% to 2.375% per annum and become due on various dates between May 20, 2001 and November 15, 2002.

The Company's ability to borrow under these facilities is subject to compliance with certain financial covenants. As of December 31, 1999 and 2000, the Company was in compliance with the covenants.

NOTE 8 - NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of notes receivable (See Note 3) and property management companies, and included the following:

                                                                                                      December 31,
                                                                                               --------------------------
                                                                                                  1999            2000
                                                                                               ----------      ----------
Notepayable, fixed rate of 9.75% for first year, then variable based on weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 3.75%, 9.84% at December 31,
    2000, interest payable monthly, due May 17, 2002
                                                                                                               $2,277,000
Notepayable, variable interest based on prime rate plus 1.5%, interest payable monthly, 10% and 11% at December 31, 1999 and 2000,
    respectively, due July 1, 2001                                                             $1,748,000       1,738,000

Note payable, fixed rate of 7%, interest payable quarterly, due June 1, 2000                    2,195,000              --

Note payable, fixed rate of 8.5%, interest accrued monthly, principal payment of $300,000 due January 2000, three additional principal and interest payments of
    $666,667, due on each anniversary date, due October 20, 2002                                2,019,000       1,186,000

 Note payable, fixed rate of 8.5%, interest accrued monthly, three principal and interest payments of $666,667 due on each anniversary date, due
    November 5, 2002                                                                            1,725,000       1,195,000

Notepayable, fixed interest rate of 9.23% for first year, then variable based on weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 4%, 10.17% at
    December 31, 2000, payable monthly, due September 29, 2001                                  1,021,000         279,000

Note payable, fixed interest rate of 9.24%, interest payable monthly, due October 8, 2002         505,000              --

Yen-denominated note payable, variable interest based on TIBOR + 0.725%,
    interest payable monthly, 0.865% at December 31, 2000, due February 25, 2002                       --         874,000

Yen-denominated note payable, variable interest based on long term prime +
    0.5%, interest payable monthly, 2.5% at December 31, 2000, due March 25, 2003                      --         612,000

Yen-denominated note payable, variable interest based on short term prime +
    1.125%, interest payable monthly, 2.5% at December 31, 2000, due May 20, 2001                      --         262,000
                                                                                               ----------      ----------
                                                                                               $9,213,000      $8,423,000
                                                                                               ==========      ==========

NOTE 9 -- MORTGAGE LOANS PAYABLE

                                                                                                        December 31,
                                                                                               ----------------------------
                                                                                                  1999             2000
                                                                                               -----------      -----------
Commercial Properties:
Mortgage note payable, variable interest based on LIBOR plus 1.85%, 8.34% at December 31,
   1999, interest payable quarterly, principal payable monthly based on a 25 year amortization, due March 23, 2001, collateralized by 612 S. Flower St., Los Angeles,
   California                                                                                  $ 5,759,000
Mortgage note payable, variable interest based on prime rate plus 1.5%, 11% at
   December 31, 2000, interest payable monthly, due January 3, 2001,
   collateralized by four lots on 15th Street in Santa Monica, California                        1,000,000      $ 1,000,000
                                                                                               -----------      -----------
                                                                                                 6,759,000        1,000,000
                                                                                               -----------      -----------

Residential Properties:
Mortgage note payable, variable interest based on prime rate plus 1.5%, 10% at
   December 31, 1999, interest payable monthly, due March 19, 2000, collateralized by two single family homes located in Pacific Palisades,
   California                                                                                    1,384,000               --
Mortgage note payable, variable interest based on prime rate plus 1%, 9.5% at
   December 31, 1999, interest payable monthly, due between March and July,
   2001, collateralized by 109 housing lots in Cathedral City, California                        3,258,000        3,637,000
                                                                                               -----------      -----------
                                                                                                 4,642,000        3,637,000
                                                                                               -----------      -----------

Total Mortgage Loans Payable                                                                   $11,401,000      $ 4,637,000
                                                                                               ===========      ===========

All of the mortgage loans payable are secured by deeds of trust on the respective real estate properties (see Note 4). Aggregate maturities of notes and mortgage notes payable are as follows:

2001              $7,790,000
2002               4,658,000
Thereafter           612,000
                 ------------
                 $13,060,000
                 ============

NOTE 10 -- SENIOR UNSECURED NOTES

In June 2000, the Company issued $15 million of 12% Senior Notes (the "notes") due June 22, 2006 with interest payable quarterly commencing June 30, 2000. Provisions of the notes include restrictions of investments, liens, dividends, assets sales and other restricted payments. The Company may, at its option, prepay the notes in full at 104% of their principal amount beginning June 22, 2002, and thereafter at prices declining annually to 100% on and after June 22, 2005. The notes are not subject to any sinking fund requirements.

In connection with the issuance of the notes, the Company issued warrants to the purchasers of the notes for the purchase of 597,888 shares of the common stock of the Company at an exercise price of $6.25 per share. The warrants expire June 22, 2008. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield, (b) expected volatility of the Company's stock of 60%, (c) risk free interest rate of 6%, (d) expected option life of eight years. The estimated value of the warrants was calculated to be $500,000. This amount was deducted from the loan proceeds and is being amortized on a straight-line basis over six years.

NOTE 11 -- SUBORDINATED DEBT

In 1998, the Company borrowed $21 million in subordinated debt from Colony, Fund III, an affiliate of Colony Capital, Inc. to finance its purchase of Heitman Properties, Ltd. The debt had a fixed interest rate of 14%, payable monthly and a maturity date of July 16, 2000. The outstanding balance as of December 31, 1999 was $9 million and was repaid in full in 2000.

In 1999, the Company issued and sold convertible subordinated debentures in the aggregate principal amount of $7.5 million. The debentures have a term of seven years and an interest rate of 6%, payable monthly. The debentures are presently convertible into 750,000 shares of Company's common stock at any time by the holders at a conversion price of $10 per share, subject to adjustment.

NOTE 12 - RELATED PARTY TRANSACTIONS

In 1998, the Company acquired a 15% interest in a joint venture, Downtown Properties, NY. LLC, with entities affiliated with one of the Company's directors. The joint venture owned a commercial office building in New York. In 1999, the Company sold its interest in the joint venture.

In 1998, the Company acquired a 40% interest in a joint venture, Beverly Cresent, LLC, with entities affiliated with the director mentioned above. The joint venture purchased a note collateralized by a hotel in Beverly Hills. The company sold its interest in the joint venture in 1998.

In 1998, the director mentioned above resigned from his position as a member of the Company's board of directors. Subsequent to his resignation, the Company purchased 135,000 shares of common stock (as adjusted for the 50% stock dividend) from the former director for $6.717 per share, or a total of $906,750. The closing price for the shares on the NASDAQ National Market on the date of the purchase was $7.281 per share. All 135,000 shares were subsequently retired.

In 1998, the Company received $179,000 in commissions from the sale of properties owned by a partnership which includes the Company's chief executive officer and one of its directors, as principals.

In 1999, the Company transferred to Camden Investment Property Group Inc., ("Camden"), an entity controlled by executives of the Company, all of the common stock of the single purpose entities which were formed to acquire the commercial properties known as 1055 Wilshire Blvd., 6380 Wilshire Blvd., 5900 Sepulveda Blvd., and 7080 Hollywood Blvd. in exchange for cash of $200,000 and 4,000 shares of preferred stock in these entities. The Company's cost basis in the preferred stock is equivalent to its net book value in the transferred properties less the cash advance by Camden. These properties were sold in 2000. The Company also transferred 40% of its membership interest in 301 South Fair Oaks, LLC, the owner of 301 S. Fair Oaks, to Camden in exchange for $50,000.

In 2000, the firm of Kulik, Gottesman & Mouton Ltd. was paid $324,000 for legal services provided by the firm and director's fees for Kent Mouton, a partner in the firm and a member of the Company's Board of Directors. For 1998 and 1999, the amounts were $523,500 and $408,500, respectively.

In 2000, the Company transferred to Maple Investment Property Group Inc., ("Maple"), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to acquire the property known as 612 S. Flower Street, in exchange for cash of $300,000 and 1,000 shares of preferred stock in Maple. The Company's cost basis in the preferred stock is equivalent to its net book value in the transferred property less the cash payment by Maple.

In 2000, the Company transferred to Rexford Investment Property Group Inc., ("Rexford"), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to develop an

Internet-based real estate auction brokerage and related services business, in exchange for cash of $50,000 and 1,000 shares of preferred stock in Rexford. The Company's cost basis in the preferred stock is equivalent to its net book value in the transferred business less the cash payment by Rexford.

During 1998, 1999 and 2000, the Company received brokerage and leasing commissions from affiliates in the amounts of $1,201,000, $2,290,000 and $4,455,000, respectively.

NOTE 13 - INCOME TAXES

The Company's income before income taxes consists of the following:

                                          Year Ended December 31,
                                 ------------------------------------------
                                   1998            1999            2000
                                 ----------      ----------      ----------
Income before income taxes:
     United States               $5,822,000      $6,537,000      $3,796,000
     Foreign                        340,000       1,901,000       4,444,000
                                 ----------      ----------      ----------
        Total                    $6,162,000      $8,438,000      $8,240,000
                                 ==========      ==========      ==========

The provision for income taxes consists of the following:

                             Year Ended December 31,
                  ---------------------------------------------
                      1998             1999             2000
                  -----------      -----------      -----------
Current
     Federal      $   104,000      $ 1,795,000      $ 2,395,000
     State            105,000          263,000          332,000
     Foreign                           587,000          900,000
                  -----------      -----------      -----------
                      209,000        2,645,000        3,627,000
Deferred              628,000          184,000         (113,000)
                  -----------      -----------      -----------

Total             $   837,000      $ 2,829,000      $ 3,514,000
                  ===========      ===========      ===========

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                           Year Ended December 31,
                                              -----------------------------------------------
                                                  1998              1999              2000
                                              -----------       -----------       -----------
Tax computed at statutory rate                $ 2,156,000       $ 2,953,000       $ 2,884,000
State income net of federal benefit               145,000           175,000           214,000
Foreign income                                   (119,000)         (226,000)          109,000
Usage of net operating loss carryforward       (1,361,000)               --                --
Other                                              16,000           (73,000)          307,000
                                              -----------       -----------       -----------

Provision for income taxes                    $   837,000       $ 2,829,000       $ 3,514,000
                                              ===========       ===========       ===========

The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                    December 31, 1999                   December 31, 2000
                                              -----------------------------       ----------------------------
                                                Assets          Liabilities         Assets         Liabilities
                                              -----------       -----------       -----------      -----------
Prepaid expenses                                                $  (183,000)                       $  (134,000)
Accrued reserves                              $    34,000                         $    35,000
Deferred auction marketing expenses                27,000                               8,000
Foreign subsidiary                                530,000
Deferred compensation plan                                                          1,167,000
Asset basis and depreciation differences                         (1,220,000)                        (1,791,000)

                                              -----------       -----------       -----------      -----------
Total                                         $   591,000       $(1,403,000)      $ 1,210,000      $(1,925,000)
                                              ===========       ===========       ===========      ===========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments -- Future minimum rental commitments, net of sublease income, as of December 31, 2000 under non-cancelable operating leases are as follows:

Year Ending December 31,
    2001                                                      $3,168,000
    2002                                                       2,104,000
    2003                                                       1,568,000
    2004                                                         261,000
    2005                                                          16,000
                                                              ----------
    Future minimum lease payments                             $7,117,000
                                                              ==========


Approximately $1,450,000 is due the Company in years 2001 through 2003 under sublease agreements.

Net rental expense amounted to $931,000, $1,953,000, and $2,731,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Future minimum capitalized lease obligations as of December 31, 2000 are as follows:

Year Ending December 31,
    2001                                                        $851,000
    2002                                                         613,000
    2003                                                         319,000
    2004                                                         303,000
    2005                                                         301,000
    Thereafter                                                    83,000
                                                             -----------
    Total minimum lease payments                               2,470,000
    Less amount representing interest                            400,000
                                                             -----------
    Present value of net minimum lease payments               $2,070,000
                                                             ===========


Employment Agreements - The Company has entered into employment agreements with all of its principal officers which provide for annual base compensation in the aggregate amount of $1,625,000 and expire at various dates through December 2003, with one expiring in December 2009. The employment agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives. The Company also has employment agreements with various other non-officer employees, which provide for minimum annual compensation of $4,420,000 in total, expiring at various dates through March 2003.

Litigation - The Company is currently a defendant in certain routine litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 15 - STOCK OPTION PLANS AND WARRANTS

The Company currently has the 1992 Incentive and Non-statutory Stock Option Plan, which includes a Plan A and a Plan B and the 1992 Non-Employee Director Stock Option Plan ("Plan C"). An aggregate of 1,700,000 shares of common stock are reserved for issuance under Plan A and B. The Company has 81,000 shares of common stock reserved for issuance under Plan C. Plan A permits the granting of Incentive Stock Options to employees, including employee-directors. Plan B permits the granting of nonstatutory stock options to employees, including employee-directors and consultants. Plan C permits the granting of options to non-employee-directors. Options granted under Plan A and B have an option price of 100% of the fair market value of the common stock on the date of grant. Under Plan C each director, upon being elected to the Board of Directors, is automatically granted an option to purchase 13,500 shares at the fair market value at the date of grant. Additionally, each director is granted an option to purchase an additional 540 shares at the fair market value on the date of grant when re-elected. The vesting schedule for options granted under Plan A and Plan B is determined by the Compensation Committee of the Board of Directors. Options granted under Plan A may be exercised for a period of up to five years from the grant date; options granted under Plan B may be exercised for a period of up to 10 years from the grant date. Options granted under Plan C become exercisable on the first anniversary of the date of the initial grant provided that the optionee continues to serve as a director for at least one year from the date of such initial grant. Under Plan C, options expire on the earlier of the tenth anniversary of the date of grant and 90 days after the individual ceases to be a director of the Company.

Details of activity under the plans for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                       Outstanding           Exercise Price     Weighted Average
      Stock Options                                      Options                Per Share        Exercise Price
                                                       -----------           ---------------    ----------------
Balance January 1, 1998                                   832,320            $ 2.17 - $13.50          $ 2.72
      Granted                                             420,900            $ 3.67 - $ 8.33          $ 6.74
      Exercised                                          (120,450)           $ 0.95 - $ 3.73          $ 1.63
      Forfeited                                           (16,200)           $ 3.01 - $ 7.41          $ 3.74
                                                        ---------
Balance, December 31, 1998                              1,116,570            $ 0.95 - $13.50          $ 4.11

      Granted                                             402,180            $ 7.09 - $10.43          $ 8.09
      Exercised                                          (110,550)           $ 0.95 - $ 3.72          $ 2.66
      Forfeited                                           (54,540)           $ 1.57 - $12.96          $ 7.22
                                                        ---------
Balance, December 31, 1999                              1,353,660            $ 0.95 - $13.50          $ 5.28

      Granted                                              74,000            $ 5.25 - $ 8.00          $ 5.94
      Exercised                                           (78,500)           $ 1.07 - $ 8.33          $ 2.46
      Forfeited                                           (84,600)           $ 7.38 - $10.43          $ 8.36
                                                        ---------
Balance, December 31, 2000                              1,264,560            $ 0.95 - $13.50          $ 5.32
                                                        =========

                                                    Options Outstanding                                   Options Exercisable
                             ---------------------------------------------------------------       --------------------------------
                                 Number             Weighted Average             Weighted             Number           Weighted
          Range of            Outstanding         Remaining Contractual           Average           Exercisable         Average
      Exercise Prices           12/31/00                  Life                Exercise Price         12/31/00       Exercise Price
      ---------------        -----------          ---------------------       --------------       -----------      ---------------
      $ 1.00   $ 1.81           171,000                    0.65                     $1.50             171,000             $1.50
      $ 2.13   $ 3.72           411,750                    1.66                     $2.97             378,000             $2.91
      $ 5.25   $ 6.13            60,000                    4.46                     $5.46                   -                 -
      $ 7.00   $ 8.33           464,150                    2.84                     $7.60             222,096             $7.65
      $ 8.56   $10.43           115,000                    3.29                     $8.77              38,332             $8.77
      $ 0.93   $13.50            42,660                    4.96                     $8.92              42,660             $8.92
                              ---------                                                             ---------
                              1,264,560                                                               852,088
                              =========                                                             =========

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under the stock options plans. Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income on a pro forma basis for the years ended December 31, 1998, 1999 and 2000 would have been $4,114,000, $4,819,000 and $4,312,000, respectively. In addition, on a pro forma basis, the Company's basic and diluted net income per share at December 31, 2000, would have been $0.46 and $0.41, respectively. For December 31, 1998, the Company's basic and diluted net income per share, on a pro forma basis, would have been $0.66 and $0.60, respectively. For December 31, 1999, the Company's basic and diluted net income per share, on a pro forma basis, would have been $0.59 and $0.48, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield, (b) expected volatility of the Company's stock of 60%, (c) risk free interest rate of 6%, (d) expected option life of three years.

NOTE 16 -- CAPITAL STOCK TRANSACTIONS

     Capital Stock and Warrants

In 1998, as part of the loan obtained from FBR Asset Investment Corporation, the Company issued warrants of 131,096 shares which represent 2% of the outstanding shares on a fully diluted basis on June 3, 1998. The warrants have an exercise price of $7.56 per share, which reflects the average of the closing price for a share of common stock on NASDAQ for the twenty business days proceeding December 4, 1998. The warrants have an expiration date of June 3, 2003.

In 1998, Colony Investors III, L.P. acquired a 10% equity position in the Company. The purchase involved a private placement sale of 660,128 shares of the Company's common stock and warrants exercisable for seven years to purchase 198,039 shares of the Company's common stock at $10.00 a share.

In 1998, the Company purchased 135,000 shares of the common stock of the Company from a former director for $6.717 per share, or a total of $906,750. All 135,000 shares were subsequently retired.

In 1999, the Company purchased at fair value, 21,000 shares of the Company's common stock from one of the holders of the debentures.

In 1999, the Company completed a public offering of 2,300,000 shares of its common stock, resulting in net proceeds of approximately $18 million. The proceeds of the offering were used to pay down existing debt.

In 2000, the Company announced a stock buy back program for up to one million shares. Through December 31, 2000, the Company had acquired approximately 497,000 shares.

In 2000, in connection with the issuance of the 12% Senior unsecured notes (see
Note 10), the Company issued warrants to the purchasers of the notes for the purchase of 597,888 shares of the common stock of the Company at an exercise price of $6.25 per share. The warrants expire June 22, 2008.

     Stock Dividend

In December 1998, the Company declared a 3 for 2 stock split in the form of a 50% dividend. In March 1998, the Company declared a 3 for 1 stock split in the form of a 200% stock dividend. All historical share and per share amounts have been retroactively restated to reflect the dividend.

NOTE 17 -- EMPLOYEE BENEFIT ARRANGEMENTS

     Employee Profit Sharing Plan

The Company maintains a profit sharing plan covering all full-time employees over the age of 21, who have completed three months of service prior to January 1 and July 1 of each year. Contributions to the profit sharing plan are made solely at the discretion of the Company's Board of Directors. No contributions were made for the years ended December 31, 1998, 1999 and 2000.

In addition, the Company has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions, which authorize the Company to make discretionary contributions. During 1998, 1999 and 2000 the Company made matching contributions of $27,000, $39,000 and $226,000, respectively to this plan.

     Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan to provide specified benefits to a select group of management and key employees and directors who contribute materially to the continued growth, development and future business success of the Company. Under this plan, participants are able to make salary deferral contributions of up to 100% of their total compensation. The plan also includes provisions, which authorize the Company to make discretionary contributions. During 1998, 1999 and 2000, the Company made matching contributions of $1,078,000, $1,000,000 and $0, respectively.

     Notes Receivable from Stockholders

In 1997, a group of key employees, including its principal executive officers, purchased 329,913 shares of the Company's outstanding stock for cash in a private transaction with an institutional investor. The Company provided recourse loans for the employees to purchase the stock totaling approximately $1.3 million. The balance outstanding as of December 31, 2000 was $146,000. The terms of the notes receivable are prime plus 1%, interest payable semi-annually, maturing at termination of employment or upon the sale of the stock by the employee.

NOTE 18 -- SEGMENT INFORMATION

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

     Brokerage - Through its various offices, the Company provides specialized brokerage services for both commercial and residential real estate and provides other real estate services such as property valuations, development and implementation of marketing plans, arranging financing, sealed bid auctions and open bid auctions.

     Investments - With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of distressed notes. The Company's current real estate portfolio focuses on commercial buildings and multiple and single-family residences. The Company has entered into joint ventures with large international investors to invest in Japanese real estate and note pools. The Company also makes mezzanine loans to real estate developers for new single-family, residential developments.

The Company did not generate material intersegment revenues for the periods ended December 31, 1998, 1999 and 2000. The Company does not disclose based on geographic segments due to immateriality. The Company does not include capital expenditures by segment as part of the decision making process. The amounts representing investments with related parties and non-affiliates are included in the investment segment.

The following tables reconcile the Company's income and expense activity for the year ended December 31, 1998 and balance sheet data as of December 31, 1998.

              1998 Reconciliation of Reportable Segment Information

                                                   Property
                                                   Management      Brokerage    Investments      Corporate      Consolidated
                                                  -----------      ---------    ------------   -------------    -------------
Property management and leasing fees              $12,725,000      $ 735,000        $734,000                      $14,194,000
Commissions                                                        4,890,000          27,000                        4,917,000
Sales of residential real estate                                                  13,828,000                       13,828,000
Equity in income of investments in
  joint ventures                                                     350,000         262,000                          612,000
Gain on sale of joint venture                                                      4,077,000                        4,077,000
Gain on sale of commercial real estate                                             2,654,000                        2,654,000
Gain on restructured notes receivable                                              3,911,000                        3,911,000
Rental income, net                                                                 4,583,000                        4,583,000
Interest and other income                                             52,000       1,889,000       $ 155,000        2,096,000
                                                  -----------      ---------    ------------   -------------    -------------
Total revenue                                      12,725,000      6,027,000      31,965,000         155,000       50,872,000
                                                  -----------      ---------    ------------   -------------    -------------

Depreciation and amortization                                                      1,125,000         934,000        2,059,000
Interest expense                                                                   6,375,000       2,023,000        8,398,000
Other expenses                                      8,470,000      3,329,000      14,133,000       8,321,000       34,253,000
                                                  -----------      ---------    ------------   -------------    -------------

Total operating expenses                            8,470,000      3,329,000      21,633,000      11,278,000       44,710,000
                                                  -----------      ---------    ------------   -------------    -------------

Income before provision for income taxes            4,255,000      2,698,000      10,332,000     (11,123,000)       6,162,000
Provision for income taxes                                                                           837,000          837,000
                                                  -----------      ---------    ------------   -------------    -------------
Net income                                         $4,255,000     $2,698,000     $10,332,000    $(11,960,000)      $5,325,000
                                                   ==========     ==========    ============     ===========     ============

Total assets                                       $7,780,000     $3,275,000    $162,499,000     $31,262,000     $204,816,000
                                                   ==========     ==========    ============     ===========     ============

Total liabilities                                  $2,525,000     $1,535,000    $138,592,000     $39,384,000     $182,036,000
Stockholders' equity                                5,255,000      1,740,000      23,907,000      (8,122,000)      22,780,000
                                                   ----------     ----------    -----------      -----------     ------------
Total liabilities and stockholders' equity         $7,780,000     $3,275,000    $162,499,000     $31,262,000     $204,816,000
                                                   ==========     ==========    ============     ===========     ============

The following tables reconcile the Company's income and expense activity for the year ended December 31, 1999 and balance sheet data as of December 31, 1999.

              1999 Reconciliation of Reportable Segment Information

                                                    Property
                                                    Management      Brokerage  Investments    Corporate     Consolidated
                                                    -----------   -----------  -----------    -----------   ------------
Property management and leasing fees                $26,622,000    $2,925,000                                $29,547,000
Commissions                                          $2,749,000     9,489,000   $1,078,000                    13,316,000
Sales of residential real estate                                                25,731,000                    25,731,000
Equity in income of investments in
  joint ventures                                                      736,000    1,313,000                     2,049,000
Gain on sale of joint venture                                       2,406,000                                  2,406,000
Gain on sale of commercial real estate                              1,129,000    5,940,000                     7,069,000
Gain on restructured notes receivable                                            2,877,000                     2,877,000
Rental income, net                                                               6,352,000                     6,352,000
Interest and other income                                             274,000    1,258,000      $ 480,000      2,012,000
                                                    -----------   -----------  -----------    -----------   ------------
Total revenue                                        29,371,000    16,959,000   44,549,000        480,000     91,359,000
                                                    -----------   -----------  -----------    -----------   ------------

Depreciation and amortization                                                      912,000      2,594,000      3,506,000
Interest expense                                                                 9,299,000      2,142,000     11,441,000
Other expenses                                       22,157,000     5,409,000   26,868,000     13,540,000     67,974,000
                                                    -----------   -----------  -----------    -----------   ------------

Total operating expenses                             22,157,000     5,409,000   37,079,000     18,276,000     82,921,000
                                                    -----------   -----------  -----------    -----------   ------------

Income before provision for income taxes              7,214,000    11,550,000    7,470,000    (17,796,000)     8,438,000
Provision for income taxes                                                                      2,829,000      2,829,000
                                                    -----------   -----------  -----------    -----------   ------------

Net income                                           $7,214,000   $11,550,000   $7,470,000   $(20,625,000)    $5,609,000
                                                    ===========   ===========  ===========    ===========   ============


Total assets                                        $15,021,000   $16,670,000  $54,104,000    $49,355,000   $135,150,000
                                                    ===========   ===========  ===========    ===========   ============

Total liabilities                                    $3,066,000    $3,380,000  $22,726,000    $59,292,000    $88,464,000
Stockholders' equity                                 11,955,000    13,290,000   31,378,000     (9,937,000)    46,686,000
                                                    -----------   -----------  -----------    -----------   ------------

Total liabilities and stockholders' equity          $15,021,000   $16,670,000  $54,104,000    $49,355,000   $135,150,000
                                                    ===========   ===========  ===========    ===========   ============

The following tables reconcile the Company's income and expense activity for the year ended December 31, 2000 and balance sheet data as of December 31, 2000.

              2000 Reconciliation of Reportable Segment Information

                                                     Property
                                                     Management     Brokerage   Investments     Corporate    Consolidated
                                                     -----------   -----------  -----------    -----------   ------------
Property management and leasing fees                 $37,458,000   $ 1,491,000   $2,114,000                   $41,063,000
Commissions                                            2,349,000     8,177,000    4,312,000                    14,838,000
Sales of residential real estate                                                 30,166,000                    30,166,000
Equity in income of investments in
  joint ventures                                                     1,913,000    2,401,000                     4,314,000
Gain on sale of joint venture
Gain on sale of commercial real estate
Gain on restructured notes receivable                                1,531,000    2,075,000                     3,606,000
Rental income, net
Interest and other income                                              479,000    1,125,000    $ 1,460,000      3,064,000
                                                     -----------   -----------  -----------    -----------   ------------
Total revenue                                         39,807,000    13,591,000   42,193,000      1,460,000     97,051,000
                                                     -----------   -----------  -----------    -----------   ------------

Depreciation and amortization                                                       133,000      4,226,000      4,359,000
Interest expense                                                                    607,000      2,921,000      3,528,000
Other expenses                                        37,114,000     8,078,000   31,248,000      4,484,000     80,924,000
                                                     -----------   -----------  -----------    -----------   ------------

Total operating expenses                              37,114,000     8,078,000   31,988,000     11,631,000     88,811,000
                                                     -----------   -----------  -----------    -----------   ------------

Income before provision for income taxes               2,693,000     5,513,000   10,205,000    (10,171,000)     8,240,000
Provision for income taxes                                                                       3,514,000      3,514,000
                                                     -----------   -----------  -----------    -----------   ------------

Net income                                            $2,693,000    $5,513,000  $10,205,000   $(13,685,000)    $4,726,000
                                                     ===========   ===========  ===========    ===========   ============


Total assets                                         $18,287,000   $22,649,000  $51,231,000    $40,937,000   $133,104,000
                                                     ===========   ===========  ===========    ===========   ============

Total liabilities                                     $3,639,000    $3,846,000   $9,648,000    $66,207,000    $83,340,000
Stockholders' equity                                  14,648,000    18,803,000   41,583,000    (25,270,000)    49,764,000
                                                     -----------   -----------  -----------    -----------   ------------

Total liabilities and stockholders' equity           $18,287,000   $22,649,000  $51,231,000    $40,937,000   $133,104,000
                                                     ===========   ===========  ===========    ===========   ============

NOTE 19 -- EARNINGS PER SHARE

The following table reconciles the calculation for earnings per share for the periods ending December 31, 1998, 1999 and 2000:

                                                                    Year Ended December 31,
                                                        ---------------------------------------------
                                                           1998             1999             2000
                                                        -----------      -----------      -----------
Basic earnings per share:
Net income available to stockholders                    $ 5,325,000      $ 5,609,000      $ 4,726,000
                                                        ===========      ===========      ===========

Weighted average shares                                   6,254,470        8,218,983        9,018,250

Basic per share amount                                  $      0.85      $      0.68      $      0.52
                                                        ===========      ===========      ===========

Diluted earnings per share:
Net income                                              $ 5,325,000      $ 5,609,000      $ 4,726,000
Income effect of dilutive securities, tax effected                           204,000          297,000
                                                        -----------      -----------      -----------
Net income available to stockholders                    $ 5,325,000      $ 5,813,000      $ 5,023,000
                                                        ===========      ===========      ===========

Weighted average shares                                   6,254,470        8,218,983        9,018,250
Weighted average shares, convertible debentures             461,538          534,246          750,000
Options and warrants                                         85,348        1,261,372          359,557
                                                        -----------      -----------      -----------
Total diluted shares                                      6,801,356       10,014,601       10,127,807
                                                        ===========      ===========      ===========

Diluted per share amount                                $      0.78      $      0.58      $      0.50
                                                        ===========      ===========      ===========

The anti-dilutive options and warrants excluded from the calculations of diluted net income per share, were 207,150, 1,132,870, and 2,330,922 for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 20 - UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

The following unaudited pro forma consolidated statements of income give effect to the acquisition of Heitman Financial, Ltd. and five management companies acquired during 1998 and 1999, respectively. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. This unaudited pro forma condensed information does not purport to represent what the actual results of operations of the Company would have been assuming the acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

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

NOTE 21 - UNAUDITED CONSOLIDATED QUARTERLY INFORMATION

                                                                  1999
                                     --------------------------------------------------------------
                                                            Three Months Ended
                                     --------------------------------------------------------------
                                      March 31          June 30         Sept. 30          Dec. 31
                                     -----------      -----------      -----------      -----------
Total revenue                        $16,857,000      $12,878,000      $32,535,000      $29,089,000

Total operating expenses              15,084,000       11,448,000       28,956,000       27,433,000
                                     -----------      -----------      -----------      -----------

Income before income taxes             1,773,000        1,430,000        3,579,000        1,656,000

Provision for income taxes               603,000          500,000        1,078,000          648,000
                                     -----------      -----------      -----------      -----------

Net income                           $ 1,170,000      $   930,000      $ 2,501,000      $ 1,008,000
                                     ===========      ===========      ===========      ===========

Basic net income per share           $      0.17      $      0.12      $      0.28      $      0.11
Basic weighted average shares          6,707,284        8,000,080        9,066,662        9,066,662

Diluted net income per share         $      0.16      $      0.11      $      0.25      $      0.10
Diluted weighted average shares        7,329,809        9,247.329       10,393,787       10,351,925


                                                                   2000
                                     --------------------------------------------------------------
                                                            Three Months Ended
                                     --------------------------------------------------------------
                                       March 31         June 30          Sept. 30        Dec. 31
                                     -----------      -----------      -----------      -----------
Total revenue                        $39,422,000      $20,960,000      $15,522,000      $21,147,000

Total operating expenses              37,174,000       19,163,000       14,086,000       18,388,000
                                     -----------      -----------      -----------      -----------

Income before income taxes             2,248,000        1,797,000        1,436,000        2,759,000

Provision for income taxes               564,000          617,000          488,000        1,845,000
                                     -----------      -----------      -----------      -----------

Net income                           $ 1,684,000      $ 1,180,000      $   948,000      $   914,000
                                     ===========      ===========      ===========      ===========

Basic net income per share           $      0.19      $      0.13      $      0.11      $      0.10
Basic weighted average shares          9,080,887        9,100,162        9,010,536        8,882,774

Diluted net income per share         $      0.17      $      0.12      $      0.10      $      0.10
Diluted weighted average shares       10,264,576       10,187,462       10,154,688        9,904,638

NOTE 22 - SUBSEQUENT EVENT

Effective January 1, 2001 the Company granted 700,000 shares under a restricted stock agreement with the Company's chairman pursuant to the terms of his employment agreement.

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Directors and Executive Officers of the Company will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2000, and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information relating to Executive Compensation will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000 and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to Security Ownership of Certain Beneficial Owners and Management will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000, and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to Certain Relationships and Related Transactions will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000, and such information is incorporated herein by reference.

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

    10.5.1          Fifth Amendment to Employment Agreement dated as of May 19,
                    1997 between the Company and William J. McMorrow.

    10.5.2          Sixth Amendment to Employment Agreement dated as of August
                    20, 1998 between the Company and William J. McMorrow.

    10.5.3          Seventh Amendment to Employment Agreement dated as of August
                    9, 1999 between the Company and William J. McMorrow.

Exhibit Number      Description
--------------      -----------
                    Eighth Amendment to Employment Agreement dated as of
                    December 13, 1999 between the Company and William J.
                    McMorrow. 10.5.4

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

    10.9.1          First Amendment to Employment Agreement dated as of May 19,
                    1997 between the Company and Richard Mandel.

    10.9.2          Second Amendment to Employment Agreement dated as of January
                    1, 1998 between the Company and Richard Mandel.

    10.9.3          Third Amendment to Employment Agreement dated as of January
                    1, 1999 between the Company and Richard Mandel.

    10.9.4          Four Amendment to Employment Agreement dated as of January
                    1, 1999 between the Company and Richard Mandel

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

    10.10.2         Second Amendment to Employment Agreement dated as of January
                    1, 1998 between the Company and Lewis Halpert.

    10.10.3         Third Amendment to Employment Agreement dated as of January
                    1, 1999 between the Company and Lewis Halpert.

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

    10.11.1 Second Amendment to Employment Agreement dated April 1, 1998 between the Company and Freeman Lyle.

    10.11.2         Third Amendment to Employment Agreement dated as of April 1,
                    1998 between the Company and Freeman Lyle.

    10.11.3         Fourth Amendment to Employment Agreement dated as of April
                    1, 1999 between the Company and Freeman Lyle.

    10.12           Unsecured Promissory Note dated December 22, 1997 by Freeman
                    Lyle in favor of the Company.

    10.13           Office Lease dated as of September 1, 1998 between the
                    Company and Wilshire-Camden Associates.

Exhibit Number      Description
--------------      -----------
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

Exhibit Number      Description
--------------      -----------
    10.28           Form of Warrant issued July 16, 1998 by the Company to
                    Colony Investors III, L.P. (Filed as Exhibit 10.4 to the
                    Company's 1998 Current Report on Form 8-K dated September
                    30, 1998 and incorporated herein by this reference).

    10.29           Agreement of Limited Partnership of Colony-KW Partners, L.P.

    10.30           Purchase and Sale of Stock Between K-W Properties and Camden
                    Investment Property Group Inc

    10.31           Purchase and Sale of Membership Interest in Del Mar
                    Pasadena, LLC between K-W Del Mar Group, Inc. and Camden
                    Investment Properties Group Inc. Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and

    10.32           GATX Capital Corp. Note Purchase Agreement, dated as of June
                    22, 2000, by and between Kennedy-Wilson, Inc. and

    10.33           Combined Insurance Company of America. Note Purchase
                    Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and

    10.34 Virginia Surety Company, Inc. Note Purchase Agreement date as of June 22, 2000, by and between Kennedy-Wilson, Inc. and

    10.35           Resource Life Insurance Company. 12% Senior Note due June
                    22, 2006, dated June 22, 2000, made payable to GATX Capital
                    Corp.,

    10.36 duly executed by Kennedy-Wilson, Inc. in the amount of $10,000,000. 12% Senior Note due June 22, 2006, dated June
                    22, 2000, made payable to Combine Insurance

    10.37 Company of America, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000. 12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Virginia Surety

    10.38 Company, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000. 12% Senior Note due June 22, 2006, dated June
                    22, 2000, made payable to Resource Life

    10.39 Insurance Company, duly executed by Kennedy-Wilson, Inc. in the amount of $1,000,000. Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by

    10.40 Kennedy-Wilson, Inc. in favor of GATX Capital Corp. Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by

    10.41 Kennedy-Wilson, Inc. in favor of Combined Insurance Company of America. Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by

    10.42           Kennedy-Wilson, Inc. in favor of Virginia Surety Company,
                    Inc. Warrants to Purchase Shares of Common Stock, dated June
                    22, 2000, duly executed by

    10.43           Kennedy-Wilson, Inc. in favor of Resource Life Insurance
                    Company First Amendment to Loan Agreement dated as of June
                    6, 2000 between Kennedy-Wilson

    10.44           International, Kennedy-Wilson Properties, Ltd. and K-W
                    Properties Inc., and East-West Bank. Second Amendment to
                    Loan Agreement dated as of June 6, 2000 between
                    Kennedy-Wilson

    10.45           International and Kennedy-Wilson Properties, Ltd., K-W
                    Properties Inc., and East-West Bank. Third Modification
                    Agreement to Loan Agreement dated as of June 20, 2000 between

    10.46           Kennedy-Wilson International and Kennedy-Wilson Properties,
                    Ltd., K-W Properties Inc., and Tokai Bank of California.

    10.47           Fourth Modification Agreement to Loan Agreement dated as of
                    July 7, 2000 between Kennedy-Wilson International and
                    Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and
                    Tokai Bank of California.

    21*             List of Subsidiaries of the Company.

Exhibit Number      Description
--------------      -----------





*    Filed herewith.


(b)  CURRENT REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KENNEDY-WILSON, INC.

Date:  March 30, 2001

                                        By: /s/ WILLIAM J. McMORROW
                                           -------------------------------------

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


                  Name                                           Title                                              Date
                  ----                                           -----                                              ----
         /s/ WILLIAM J. McMORROW        Chairman of the Board and Chief Executive Officer (Principal           March 30, 2001
     --------------------------------   Executive Officer)
           William J. McMorrow

           /s/ FREEMAN A. LYLE          Executive Vice President, Chief Financial Officer and                  March 30, 2001
     --------------------------------   Secretary (Principal Financial and Accounting Officer)
             Freeman A. Lyle

           /s/ LEWIS A. HALPERT         Executive Managing Director and Director                               March 30, 2001
     --------------------------------
             Lewis A. Halpert

          /s/ RICHARD A. MANDEL         Managing Director and Director                                         March 30, 2001
     --------------------------------
            Richard A. Mandel

          /s/ BARRY SCHLESSINGER        Chairman, KWI Fund Management Group and Director                       March 30, 2001
     --------------------------------
          Barry S. Schlessinger

            /s/ THOMAS BARRACK          Director                                                               March 30, 2001
     --------------------------------
              Thomas Barrack

             /s/ KENT MOUTON            Director                                                               March 30, 2001
     --------------------------------
               Kent Mouton

             /s/ DONALD PRELL           Director                                                               March 30, 2001
     --------------------------------
               Donald Prell

                              KENNEDY-WILSON, INC.
                        Schedule III - Real Estate Owned
                      For the year ended December 31, 2000


                                                                                                     Costs Capitalized
                                                                    Initial Cost                 Subsequent to Acquisition
                                                           ------------------------------      ------------------------------
                                                                             Building and                          Carrying
                                        Encumbrance           Land           Improvements      Improvements         Costs
                                        ------------       ------------      ------------      ------------      ------------
Commercial properties:

    4 vacant lots,
        Santa Monica, California        $  1,000,000       $  2,402,000                        $    488,000
    542 acres of land, Hawaii                                 8,831,000                                          $  1,242,000
                                        ------------       ------------      ------------      ------------      ------------
                                           1,000,000         11,233,000                             488,000         1,242,000
                                        ------------       ------------      ------------      ------------      ------------

Residential properties:

    109 housing lots,
        Cathedral City, California         3,637,000          1,800,000                           4,071,000           131,000

    155 acres of land,
        San Diego, California                                   283,000
                                        ------------       ------------      ------------      ------------      ------------
                                           3,637,000          2,083,000                           4,071,000           131,000
                                        ------------       ------------      ------------      ------------      ------------
                                        $  4,637,000       $ 13,316,000                        $  4,559,000      $  1,373,000
                                        ============       ============      ============      ============      ============

Balance at beginning of year                               $ 34,564,000
    Additions during year:
        Acquisitions                    $ 15,691,000
        Improvements                       9,928,000
        Capitalized carrying costs         1,365,000         26,984,000
                                        ------------

    Deductions during year:
        Disposition of real estate       (25,800,000)
        Transfer of real estate          (16,500,000)       (42,300,000)
                                        ------------       ------------
Balance at end of year                                     $ 19,248,000
                                                           ============


The aggregate cost of real estate owned for Federal income tax purposes is $17,635,000.



                                                   Gross Amount
                                           Carried at End of Period
                                        ------------------------------
                                                          Building and
                                            Land          Improvements          Total
                                        ------------      ------------      ------------
Commercial properties:

    4 vacant lots,
        Santa Monica, California        $  2,402,000      $    488,000      $  2,890,000
    542 acres of land, Hawaii             10,073,000                          10,073,000
                                        ------------      ------------      ------------

                                          12,475,000           488,000        12,963,000
                                        ------------      ------------      ------------

Residential properties:

    109 housing lots,
        Cathedral City, California         1,800,000         4,202,000         6,002,000

    155 acres of land,
        San Diego, California                283,000                             283,000
                                        ------------      ------------      ------------

                                           2,083,000         4,202,000         6,285,000
                                        ------------      ------------      ------------

                                        $ 14,558,000      $  4,690,000      $ 19,248,000
                                        ============      ============      ============