Form 10-Q
period 2001-03-31
KENNEDY WILSON INC
filed 2001-05-15
CIK 885720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                          Commission File Number 20418

                              KENNEDY-WILSON, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                    95-4364537
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


  9601 Wilshire Blvd., Suite 220                          90210
        Beverly Hills, CA                               (Zip Code)
(Address of principal executive offices)




                                 (310) 887-6400
              (Registrant's telephone number, including area code)

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 8,720,233 shares outstanding at May 10, 2001.

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2001


                                                                                                 Page
                                                                                                 ----
PART I.  Financial Information

     Item 1.   Financial Statements

           Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 (Unaudited)       3

           Consolidated Statements of Income for the Three-Month Periods Ended March 31,
           2001 and 2000 (Unaudited)                                                                4

           Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31,
           2001 and 2000 (Unaudited)                                                                5

           Notes to Consolidated Financial Statements (Unaudited)                                   6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                        9

     Item 3.   Quantitative and Qualitative Disclosure about Market Risk                           12

PART II.  Other Information                                                                        13

     Item 6.   Exhibits and Reports on Form 8-K                                                    13


                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED


                                                                        March 31,               December 31,
                                                                          2001                      2000
                                                                     -------------              ------------
ASSETS
Cash and cash equivalents                                            $   2,162,000              $   5,228,000
Cash -- restricted                                                         256,000                    696,000
Accounts receivable                                                     11,185,000                 12,399,000
Notes receivable                                                        15,731,000                 11,320,000
Real estate held for sale                                                3,447,000                 19,248,000
Investments in joint ventures                                           50,236,000                 43,167,000
Contracts, furniture, fixtures, equipment
   and other assets                                                     17,591,000                 16,599,000
Goodwill, net                                                           24,228,000                 24,447,000
                                                                     -------------              -------------
Total assets                                                         $ 124,836,000              $ 133,104,000
                                                                     =============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                                     $   1,361,000              $   2,283,000
Accrued expenses and other liabilities                                   2,789,000                  6,404,000
Accrued salaries and benefits                                            3,579,000                  6,138,000
Accrued income taxes payable                                             4,711,000                  4,475,000
Notes payable                                                            7,626,000                  8,423,000
Borrowings under lines of credit                                        29,537,000                 28,938,000
Mortgage loans payable                                                   3,012,000                  4,637,000
Senior unsecured notes                                                  14,562,000                 14,542,000
Subordinated debt                                                        7,500,000                  7,500,000
                                                                     -------------              -------------
         Total liabilities                                              74,677,000                 83,340,000
                                                                     -------------              -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value: 5,000,000
     shares authorized; none issued as of
     March 31, 2001 and December 31, 2000                                     --                         --
Common stock, $0.01 par value: 50,000,000 shares
     authorized; 8,711,233 and 8,648,640 shares
     issued and outstanding as of March 31, 2001
     and December 31, 2000, respectively                                    87,000                     87,000
Additional paid-in capital                                              48,333,000                 45,458,000
Restricted stock                                                        (2,901,000)                      --
Retained earnings                                                        4,750,000                  4,365,000
Notes receivable from stockholders                                        (110,000)                  (146,000)
                                                                     -------------              -------------
         Total stockholders' equity                                     50,159,000                 49,764,000
                                                                     -------------              -------------
Total liabilities and stockholders' equity                           $ 124,836,000              $ 133,104,000
                                                                     =============              =============


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                    For the three months ended
                                                             March 31,
                                                  -------------------------------
                                                       2001             2000
                                                  -------------     -------------
REVENUE

Property management and leasing fees               $ 8,167,000      $ 8,495,000
Commissions                                          3,464,000        3,613,000
Sales of residential real estate                     4,533,000       22,999,000
Equity in income of joint venture investments          789,000        1,336,000
Gain on sale of commercial real estate                 281,000             --
Gain on restructured notes receivable                  246,000        1,407,000
Interest and other income                              201,000          826,000
                                                   -----------      -----------
         Total revenue                              17,681,000       38,676,000
                                                   -----------      -----------

OPERATING EXPENSES

Commissions and marketing expenses                   2,017,000        1,233,000
Cost of residential real estate sold                 4,307,000       20,257,000
Compensation and related expenses                    6,330,000        8,128,000
General and administrative                           2,724,000        4,357,000
Depreciation and amortization                          919,000          970,000
Interest expense                                       763,000        1,483,000
                                                   -----------      -----------
         Total operating expenses                   17,060,000       36,428,000
                                                   -----------      -----------
Income before provision for income taxes               621,000        2,248,000
Provision for income taxes                             236,000          564,000
                                                   -----------      -----------
NET INCOME                                         $   385,000      $ 1,684,000
                                                   ===========      ===========

Share data:
Basic net income per share                         $      0.04      $      0.19
Basic weighted average shares                        8,694,288        9,080,887

Diluted net income per share                       $      0.04      $      0.17
Diluted weighted average shares                      8,920,732       10,264,576


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                               For the three months ended
                                                                        March 31,
                                                             -------------------------------
                                                                 2001              2000
                                                             -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    385,000       $  1,684,000
Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                                919,000            970,000
     Equity in income of joint venture investments               (789,000)        (1,336,000)
     Gain on restructured notes receivable -- non-cash               --             (740,000)
     Compensation expense for restricted stock                     74,000               --
Change in assets and liabilities:
     Accounts receivable                                        1,214,000          1,976,000
     Other assets                                              (1,446,000)        (2,046,000)
     Accounts payable                                            (922,000)          (944,000)
     Accrued expenses and other liabilities                    (5,938,000)        (6,400,000)
                                                             ------------       ------------
     Net cash used in operating activities                     (6,503,000)        (6,836,000)
                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contracts, furniture, fixtures
     and equipment                                               (246,000)          (303,000)
Purchase and additions to real estate held for sale            (1,616,000)       (18,724,000)
Proceeds from sales of real estate held for sale               11,992,000         19,835,000
Additions to notes receivable                                  (2,455,000)           (97,000)
Settlements of notes receivable                                 3,469,000          1,652,000
Distributions from joint ventures                               1,920,000          1,873,000
Contributions to joint ventures                                (8,200,000)        (7,005,000)
Cash - restricted decrease                                        440,000          2,036,000
                                                             ------------       ------------
    Net cash provided by (used in) investing activities         5,304,000           (733,000)
                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of mortgage loans payable                              1,731,000            643,000
Repayment of mortgage loans payable                            (3,356,000)        (2,593,000)
Borrowings under lines of credit                               10,035,000          6,032,000
Repayment of lines of credit                                   (9,436,000)        (1,072,000)
Borrowings under notes payable                                  1,100,000          7,059,000
Repayment of notes payable                                     (1,897,000)          (640,000)
Senior unsecured notes                                             20,000               --
Repayment of subordinated debt                                       --           (5,000,000)
Issuance of common stock                                           93,000            134,000
Repurchase of common stock                                       (193,000)              --
Loan repayments from stockholders                                  36,000             18,000
                                                             ------------       ------------
    Net cash (used in) provided by financing activities        (1,867,000)         4,581,000
                                                             ------------       ------------
Net decrease in cash and cash equivalents                      (3,066,000)        (2,988,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  5,228,000          5,243,000
                                                             ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  2,162,000       $  2,255,000
                                                             ============       ============


                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                    UNAUDITED


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the "Company") without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The information presented as of and for the three-month period ended March 31, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that might be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The Company's adoption of SFAS 133, Accounting for Derivative Investments and Hedging Activities, on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

NOTE 2 - NOTES RECEIVABLE

Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions. A majority of these notes are typically collateralized by real estate, personal property or guarantees.

NOTE 3 - INVESTMENTS IN JOINT VENTURES

The Company has a number of partnerships and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate. These investments are accounted for under the equity method. Investments in joint ventures also include mezzanine loans to real estate developers for new single-family residential developments. These investments are accounted for under the cost method.

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate held for sale is comprised of commercial and residential properties and land, and is accounted for at the lower of carrying amount or fair value less cost to sell. Real estate is classified as held for sale since the Company's intent is to acquire and dispose of properties as part of its normal course of business.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:


                                                          For the three months ended
                                                                   March 31,
                                                        -----------------------------
                                                            2001            2000
                                                        ------------     -----------
BASIC CALCULATION

Net income                                              $   385,000      $ 1,684,000
                                                        ===========      ===========

Weighted average shares                                   8,694,288        9,080,887
                                                        ===========      ===========

Earnings per share - Basic                              $      0.04      $      0.19
                                                        ===========      ===========

DILUTED CALCULATION

Net income                                              $   385,000      $ 1,684,000
Income effect of dilutive securities, tax effected               --           74,000
                                                        -----------      -----------
Diluted net income                                      $   385,000      $ 1,758,000
                                                        ===========      ===========

Weighted average shares                                   8,694,288        9,080,887
Convertible debentures                                           --          750,000
Common stock equivalents                                    226,444          433,689
                                                        -----------      -----------
Total diluted shares                                      8,920,732       10,264,576
                                                        ===========      ===========

Earnings per share - Diluted                            $      0.04      $      0.17
                                                        ===========      ===========


At March 31, 2001, potentially dilutive convertible debentures are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

NOTE 6 - SEGMENT INFORMATION

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

The following table reconciles the Company's income and expense activity for the three months ended March 31, 2001 and balance sheet data as of March 31, 2001. The Company does not disclose based on geographic segments due to immateriality.

              2001 Reconciliation of Reportable Segment Information


                             Property
                            Management       Brokerage      Investments       Corporate     Consolidated
                           ------------    ------------    ------------    ------------     ------------
Property management
   and leasing fees        $  7,560,000    $    419,000    $    188,000                     $  8,167,000
Commissions                     701,000       2,424,000         339,000                        3,464,000
Sales of residential
   real estate                                                4,533,000                        4,533,000
Other                                         1,030,000         423,000    $     64,000        1,517,000
                           ------------    ------------    ------------    ------------     ------------
Total revenue                 8,261,000       3,873,000       5,483,000          64,000       17,681,000
                           ------------    ------------    ------------    ------------     ------------
Operating expenses            7,238,000       1,617,000       5,050,000       3,155,000       17,060,000
                           ------------    ------------    ------------    ------------     ------------
Income before provision
   for income taxes        $  1,023,000    $  2,256,000    $    433,000    $ (3,091,000)    $    621,000
                           ============    ============    ============    ============     ============


Total assets               $ 16,592,000    $ 21,325,000    $ 64,551,000    $ 22,368,000     $124,836,000
                           ============    ============    ============    ============     ============



The following table reconciles the Company's income and expense activity for the three months ended March 31, 2000, and balance sheet data as of March 31, 2000.

              2000 Reconciliation of Reportable Segment Information


                            Property
                            Management      Brokerage      Investments      Corporate       Consolidated
                           ------------    ------------    ------------    ------------     ------------
Property management
   and leasing fees        $  8,213,000    $    282,000                                     $  8,495,000
Commissions                   2,277,000       1,336,000                                        3,613,000
Sales of residential
   real estate                                             $ 22,999,000                       22,999,000
Other                                           433,000       2,788,000    $    348,000        3,569,000
                           ------------    ------------    ------------    ------------     ------------
Total revenue                10,490,000       2,051,000      25,787,000         348,000       38,676,000

Operating expenses            8,193,000       1,336,000      23,908,000       2,991,000       36,428,000
                           ------------    ------------    ------------    ------------     ------------
Income before provision
   for income taxes        $  2,297,000    $    715,000    $  1,879,000    $ (2,643,000)    $  2,248,000
                           ============    ============    ============    ============     ============


Total assets               $ 18,287,000    $ 22,649,000    $ 51,231,000    $ 40,937,000     $133,104,000
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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

TOTAL REVENUE

Total revenue for the three months ended March 31, 2001 was approximately $17.7 million, as compared to $38.7 million during the same period in 2000. Earnings before taxes for the three months ended March 31, 2001 were $621,000, compared to $2.2 million for the same period in 2000. Net income for the three months ended March 31, 2001 was $385,000, compared to $1.7 million for the same period in 2000.

Property management and leasing operations generated approximately $8.2 million of revenue in the first quarter of 2001, representing 46.2% of our total revenue as compared to approximately $8.5 million for the same period in 2000. As of March 31, 2001, we had under management a portfolio of approximately 70 million square feet of commercial, industrial and apartment properties located in 24 states and Japan.

Brokerage commission revenue for the first quarter of 2001 was approximately $3.5 million, representing 19.6% of total revenue, compared to brokerage commission revenue for the first quarter of 2000 of approximately $3.6 million.

Sales of residential real estate were approximately $4.5 million for the three months ended March 31, 2001, representing 25.6% of total revenue compared to approximately $23 million for the same three months in 2000. Revenue for the first quarter of 2001 represents the sale of 19 units in a 109-unit, single family residential development near Palm Springs, California. This compares to sales in the first quarter of 2000 of three projects, a 53-unit condominium complex in West Los Angeles, fifteen units in the same single family residential development mentioned above, and a single family home in West Los Angeles. The sales of residential real estate for both years reflect our continuing strategy to sell upon completion of planned improvements, rather than holding for speculation.

Equity in income of joint venture investments totaled approximately $789,000 for the first quarter in 2001, or 4.5% of total revenue compared to $1.3 million realized in the first quarter of 2000. The decrease in equity income is due, in part, to a decrease in revenue associated with the mezzanine lending projects, most of which have matured.

Gains on restructured notes totaled $246,000 for the period ended March 31, 2001, or 1.4% of total revenues, compared to $1.4 million for the same period in 2000. The decrease in revenue reflects the fact that most of the large notes have been settled or restructured and we are now in the process of settling the smaller notes. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

TOTAL OPERATING EXPENSES

Operating expenses for the first quarter of 2001 were approximately $17.1 million, representing a 53% decrease from $36.4 million for the same period in 2000. The decrease was due, in part, to aggressive cost reduction initiatives that reduced compensation and general and administrative expenses by $3.4 million compared to the same period last year. Total expenses also decreased due to the reduced costs related to the sales of residential real estate as discussed above.

Brokerage commissions and marketing expenses increased to $2 million for the period ended March 31, 2001 from $1.2 million during the same period of 2000, primarily as a result of the increased broker commission expense associated with brokerage and leasing commissions.

Cost of residential real estate sold was approximately $4.3 million for the period ended March 31, 2001, a 79% decrease from approximately $20.3 million for the same period in 2000. The decrease correlates with the decreased revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $6.3 million for the first quarter of 2001, down 22% from approximately $8.1 million for the first quarter of 2000. The decrease was primarily a result of the cost reduction initiatives mentioned above.

General and administrative expenses were approximately $2.7 million for the first quarter of 2001, representing a 39% decrease from the same period in 2000 expenses of approximately $4.4 million. Again, the decrease is due primarily to the cost reduction initiatives.

Depreciation and amortization expense decreased to $919,000 for the period ended March 31, 2001, a 5% decrease from the $970,000 during the same period of 2000.

Interest expense was approximately $763,000 for the first quarter of 2001, compared to approximately $1.5 million during the same period in 2000, representing a 49% decrease.

The provision for income taxes was $236,000 for the first quarter in 2001, a 58% decrease compared to $564,000 for the first quarter of 2000, as a result of the reduction of taxable income for the quarter

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources requirements include expenditures for distressed note pools, the acquisition of property management portfolios, real estate held for sale, and working capital needs. Historically, we have not required significant capital resources to support our brokerage operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

Cash used in operating activities during the three months ended March 31, 2001 was approximately $6.5 million, compared to approximately $6.8 million in cash used in operating activities for the same period in 2000. The change included an increase in other assets, offset by the decrease in accrued expenses and accounts payable.

Cash provided by investing activities during the three months ended March 31, 2001 was approximately $5.3 million, compared to approximately $737,000 in cash used in investing activities during the same period in 2000. The change resulted primarily from the sale of real estate.

Cash used in financing activities was approximately $1.9 million for the first quarter of 2001, compared to cash provided by financing activities for the same period of 2000 of about $4.6 million. The change resulted from the paydown of notes payable and mortgage loans.

To the extent that we engage in additional strategic investments, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current unsecured $32 million lines of credit with East-West Bank and Tokai Bank, will provide us with sufficient capital requirements for the foreseeable future.

We intend to retain earnings to finance our growth and, therefore, do not anticipate paying any dividends. We believe that funds generated from operations together with existing cash and available credit under our credit facilities will be sufficient to finance our current operations, planned investments and internal growth. Our need, if any, to raise additional funds to meet our working capital and capital requirements will depend on numerous factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2000.

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

                          PART II--- OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          None





SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              KENNEDY-WILSON, INC.
                                        --------------------------------
                                                   Registrant
Date: May 14, 2001

     /s/ Freeman A. Lyle
---------------------------------
Freeman A. Lyle
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)