Form 10-Q
period 2001-06-30
KENNEDY WILSON INC
filed 2001-08-14
CIK 885720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

(310) 887-6400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 8,701,733 shares outstanding at August 10, 2001.

KENNEDY-WILSON, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2001

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	December 31,
	(Unaudited)	2000

ASSETS

Cash and cash equivalents	$11,516,000	$5,228,000

Cash — restricted	230,000	696,000

Accounts receivable	7,591,000	12,399,000

Notes receivable	17,630,000	11,320,000

Real estate held for sale	1,584,000	19,248,000

Investments in joint ventures	49,734,000	43,167,000

Contracts and other assets	17,462,000	16,599,000

Goodwill, net	24,403,000	24,447,000

Total assets	$130,150,000	$133,104,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable	$2,637,000	$2,283,000

Accrued expenses and other liabilities	4,984,000	6,404,000

Accrued salaries and benefits	3,200,000	6,138,000

Accrued income taxes payable	5,089,000	4,475,000

Notes payable	10,373,000	8,423,000

Borrowings under lines of credit	30,491,000	28,938,000

Mortgage loans payable	437,000	4,637,000

Senior unsecured notes	14,583,000	14,542,000

Subordinated debt	7,500,000	7,500,000

Total liabilities	79,294,000	83,340,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of June 30, 2001 and December 31, 2000	—	—

Common stock, $0.01 par value: 50,000,000 shares authorized; 8,701,733 and 8,648,640 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	88,000	87,000

Additional paid-in capital	48,321,000	45,458,000

Restricted stock — deferred compensation	(2,826,000)	—

Retained earnings	5,383,000	4,365,000

Notes receivable from stockholders	(110,000)	(146,000)

Total stockholders’ equity	50,856,000	49,764,000

Total liabilities and stockholders’ equity	$130,150,000	$133,104,000

See notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUE

Property management and leasing fees	$7,883,000	$8,454,000	$16,050,000	$16,949,000

Commissions	3,259,000	5,021,000	7,002,000	8,634,000

Sales of residential real estate	4,027,000	2,693,000	8,560,000	25,692,000

Equity in income of joint venture investments	1,832,000	669,000	2,621,000	2,005,000

Gain on sale of commercial real estate	—	—	281,000	—

Gain on restructured notes receivable	80,000	880,000	47,000	2,287,000

Interest and other income	392,000	506,000	593,000	1,332,000

Total revenue	17,473,000	18,223,000	35,154,000	56,899,000

OPERATING EXPENSES

Commissions and marketing expenses	1,731,000	125,000	3,748,000	1,358,000

Cost of residential real estate sold	3,977,000	2,598,000	8,284,000	22,855,000

Compensation and related expenses	5,827,000	7,471,000	12,157,000	15,599,000

General and administrative	2,890,000	4,099,000	5,614,000	8,456,000

Depreciation and amortization	1,007,000	762,000	1,926,000	1,732,000

Interest expense	1,020,000	1,371,000	1,783,000	2,854,000

Total operating expenses	16,452,000	16,426,000	33,512,000	52,854,000

Income before provision for income taxes	1,021,000	1,797,000	1,642,000	4,045,000

Provision for income taxes	388,000	617,000	624,000	1,181,000

NET INCOME	$633,000	$1,180,000	$1,018,000	$2,864,000

Share data:

Basic net income per share	$0.07	$0.13	$0.12	$0.32

Basic weighted average shares	8,682,645	9,100,162	8,688,527	9,090,525

Diluted net income per share	$0.07	$0.12	$0.11	$0.29

Diluted weighted average shares	8,854,177	10,187,462	8,887,431	10,226,019

See notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,018,000	$2,864,000

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	1,926,000	1,732,000

Equity in income of joint venture investments	(2,621,000)	(2,005,000)

Compensation expense for restricted stock	149,000	—

Gain on restructured notes receivable — non-cash	—	(744,000)

Change in assets and liabilities:

Accounts receivable	4,808,000	(330,000)

Other assets	(2,167,000)	(3,816,000)

Accounts payable	354,000	(94,000)

Accrued expenses and other liabilities	(3,744,000)	(5,861,000)

Net cash used in operating activities	(277,000)	(8,254,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of contracts, furniture, fixtures and equipment	(158,000)	(535,000)

Additions to goodwill	(400,000)	(225,000)

Settlements of notes receivable	4,254,000	3,379,000

Additions to notes receivable	(10,564,000)	(645,000)

Proceeds from sales of real estate held for sale	19,725,000	22,594,000

Purchase and additions to real estate held for sale	(2,061,000)	(19,557,000)

Distributions from joint ventures	14,711,000	6,156,000

Contributions to joint ventures	(18,657,000)	(11,817,000)

Cash — restricted decrease	466,000	1,347,000

Net cash provided by investing activities	7,316,000	697,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under notes payable	3,688,000	8,880,000

Repayment of notes payable	(1,738,000)	(2,837,000)

Borrowings under lines of credit	18,623,000	11,104,000

Repayment of lines of credit	(17,070,000)	(17,288,000)

Issuance of mortgage loans payable	1,730,000	3,121,000

Repayment of mortgage loans payable	(5,930,000)	(5,092,000)

Senior unsecured notes	41,000	15,000,000

Repayment of subordinated debt	—	(5,000,000)

Issuance of common stock	62,000	134,000

Repurchase of common stock	(193,000)	—

Loan repayments from stockholders	36,000	18,000

Net cash (used in) provided by financing activities	(751,000)	8,040,000

Net increase in cash and cash equivalents	6,288,000	483,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,228,000	5,243,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,516,000	$5,726,000

See notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

NOTE 1 — FINANCIAL STATEMENT PRESENTATION

The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the “Company”) without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The information presented as of and for the three and six month periods ended June 30, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results that might be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

The Company’s adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001 did not have a material impact on the Company’s financial position or results of operations.

In July 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No.  141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company is currently evaluating the impact that these standards will have on its financial statements.

NOTE 2 — INVESTMENTS IN JOINT VENTURES

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

NOTE 3 — REAL ESTATE HELD FOR SALE

Real estate held for sale is comprised of commercial and residential properties and land, and is accounted for at the lower of carrying amount or fair value less cost to sell. Real estate is classified as held for sale since the Company’s intent is to acquire and dispose of properties as part of its normal course of business.

NOTE 4 — EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

BASIC CALCULATION

Net income	$633,000	$1,180,000	$1,018,000	$2,864,000

Weighted average shares	8,682,645	9,100,162	8,688,527	9,090,525

Earnings per share — Basic	$0.07	$0.13	$0.12	$0.32

DILUTED CALCULATION

Net income	$633,000	$1,180,000	$1,018,000	$2,864,000

Income effect of dilutive securities, tax effected	—	74,000	—	149,000

Diluted net income	$633,000	$1,254,000	$1,018,000	$3,013,000

Weighted average shares	8,682,645	9,100,162	8,688,527	9,090,525

Convertible debentures	—	750,000	—	750,000

Common stock equivalents	171,532	337,300	198,904	385,494

Total diluted shares	8,854,177	10,187,462	8,887,431	10,226,019

Earnings per share — Diluted	$0.07	$0.12	$0.11	$0.29

At June 30, 2001, potentially dilutive convertible debentures are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

NOTE 5 — SEGMENT INFORMATION

The Company’s business activities currently consist of property management, commercial and residential brokerage, and various types of real estate and note investments. The Company’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments:

Property Management — The Company is a national commercial and residential property management and leasing company, providing a full range of services relating to property management, including tenant representation. The

Company also provides asset management services for some of our joint ventures.

Brokerage — The Company provides specialized brokerage services for both commercial and residential real estate and provides other real estate services such as property valuations, development and implementation of marketing plans, arranging financing, sealed bid auctions and open bid auctions.

Investments — With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of distressed notes. The Company’s current real estate portfolio focuses on commercial buildings and multiple and single-family residences. The Company has entered into joint ventures with large international investors, to invest in both U.S. and Japanese real estate and note pools. The Company also makes mezzanine loans to real estate developers for new single-family, residential developments.

The following tables reconcile the Company’s income and expense activity for the three and six months ended June 30, 2001 and balance sheet data as of June 30, 2001.

2001 Reconciliation of Reportable Segment Information

	For the three months ended June 30, 2001

	Property
	Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$6,510,000	$1,137,000	$236,000		$7,883,000

Commissions	330,000	2,750,000	179,000		3,259,000

Sales of residential real estate			4,027,000		4,027,000

Other		2,058,000	175,000	$71,000	2,304,000

Total revenue	6,840,000	5,945,000	4,617,000	71,000	17,473,000

Operating expenses	5,787,000	3,903,000	3,415,000	3,347,000	16,452,000

Income before provision for income taxes	$1,053,000	$2,042,000	$1,202,000	$(3,276,000)	$1,021,000

	For the six months ended June 30, 2001

	Property
	Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$14,070,000	$1,556,000	$424,000		$16,050,000

Commissions	1,031,000	5,453,000	518,000		7,002,000

Sales of residential real estate			8,560,000		8,560,000

Other		2,809,000	598,000	$135,000	3,542,000

Total revenue	15,101,000	9,818,000	10,100,000	135,000	35,154,000
Operating expenses	13,025,000	5,520,000	8,465,000	6,502,000	33,512,000

Income before provision for income taxes	$2,076,000	$4,298,000	$1,635,000	$(6,367,000)	$1,642,000

Total assets	$16,686,000	$23,937,000	$61,773,000	$27,754,000	$130,150,000

The following tables reconcile the Company’s income and expense activity for the three and six months ended June 30, 2000.

2000 Reconciliation of Reportable Segment Information

	For the three months ended June 30, 2000

	Property
	Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$8,116,000	$338,000			$8,454,000

Commissions	867,000	3,644,000	510,000		5,021,000

Sales of residential real estate			2,693,000		2,693,000

Other		929,000	916,000	$210,000	2,055,000

Total revenue	8,983,000	4,911,000	4,119,000	210,000	18,223,000

Operating expenses	7,108,000	1,923,000	2,348,000	5,047,000	16,426,000

Income before provision for income taxes	$1,875,000	$2,988,000	$1,771,000	$(4,837,000)	$1,797,000

	For the six months ended June 30, 2000

	Property
	Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$16,329,000	$620,000			$16,949,000

Commissions	3,144,000	4,980,000	$510,000		8,634,000

Sales of residential real estate			25,692,000		25,692,000

Other		1,362,000	3,704,000	$558,000	5,624,000

Total revenue	19,473,000	6,962,000	29,906,000	558,000	56,899,000

Operating expenses	15,301,000	3,259,000	26,256,000	8,038,000	52,854,000

Income before provision for income taxes	$4,172,000	$3,703,000	$3,650,000	$(7,480,000)	$4,045,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

TOTAL REVENUE

Total revenue for the three months ended June 30, 2001 was approximately $17.5 million, compared to $18.2 million during the same period in 2000. Earnings before taxes for the three months ended June 30, 2001 were approximately $1.0 million, compared to $1.8 million for the same period in 2000. Net income for the three months ended June 30, 2001 was $633,000, compared to $1.2 million for the same period in 2000.

Property management and leasing operations generated approximately $7.9 million of revenue in the second quarter of 2001, representing 45% of our total revenue as compared to approximately $8.5 million and 46% of total revenue for the same period in 2000. As of June 30, 2001, we had under management a portfolio of approximately 70 million square feet of commercial, industrial and apartment properties located in 24 states and Japan.

Brokerage commission revenue for the second quarter of 2001 was approximately $3.3 million, representing 19% of total revenue, compared to approximately $5.0 million and 28% of total revenue for the second quarter of 2000.

Sales of residential real estate were approximately $4.0 million for the three months ended June 30, 2001, representing 23% of total revenue compared to approximately $2.7 million for the same three months in 2000. Revenue for the three months ended June 30, 2001 represents the sale of 17 units in a 109-unit, single family residential development near Palm Springs, California. This compares to sales in the second quarter of 2000 of ten units in the same single family residential development mentioned above and a single family home in West Los Angeles. The sales of residential real estate for both years reflect our continuing strategy to sell upon completion of planned improvements, rather than holding for speculation.

Equity in income of joint venture investments totaled approximately $1.8 million for the second quarter in 2001, or 10% of total revenue compared to $669,000 realized in the second quarter of 2000. The increase was due primarily to the increased income from our joint venture investments in Japan.

Gain on restructured notes totaled $80,000 for the three months ended June 30, 2001, compared to $880,000 for the same period in 2000. The decrease reflects the fact that most of the large notes have been settled or restructured and we are now in the process of settling the smaller notes.

Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

TOTAL OPERATING EXPENSES

Operating expenses for the second quarter of 2001 were approximately $16.5 million, compared to approximately $16.4 million for the same period in 2000. Compensation and general and administrative expenses decreased by $2.9 million, which represents a 25% reduction from the same quarter last year, due to our continuing cost reduction initiatives.

Brokerage commissions and marketing expenses increased to $1.7 million for the three months ended June 30, 2001, as a result of the increased broker commission expense associated with brokerage and leasing commission revenue.

Cost of residential real estate sold was approximately $4.0 million for the three months ended June 30, 2001, compared to approximately $2.6 million for the same period in 2000. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $5.8 million for the second quarter of 2001, representing a 22% decrease from approximately $7.5 million for the second quarter of 2000. The decrease was primarily a result of the cost reduction initiatives mentioned above.

General and administrative expenses were approximately $2.9 million for the second quarter of 2001, representing a 29% decrease from the same period in 2000 expenses of approximately $4.1 million. Again, the decrease was due primarily to the continuing cost reduction initiatives.

Depreciation and amortization expense was $1 million for the three months ended June 30, 2001, compared to $762,000 for the same period of 2000.

Interest expense was approximately $1 million for the second quarter of 2001, compared to approximately $1.4 million during the same period in 2000, representing a 26% decrease.

The provision for income taxes was $388,000 for the second quarter in 2001, compared to $617,000 for the second quarter of 2000, as a result of the change in income before provision for income taxes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

TOTAL REVENUE

Total revenue for the six months ended June 30, 2001 was approximately $35.2 million, as compared to $56.9 million during the same period in 2000. Earnings before taxes for the six months ended June 30, 2001 were approximately $1.6 million, compared to $4.0 million for the same period in 2000. Net income for the six months ended June 30, 2001 was approximately $1.0 million, compared to approximately $2.9 million for the same period in 2000.

Property management and leasing operations generated approximately $16.1 million of revenue in the first six months of 2001, representing 46% of our total revenue as compared to approximately $16.9 million for the same period in 2000.

Brokerage commission revenue for the first six months of 2001 was $7.0 million, representing 20% of total revenue, compared to brokerage commission revenue for the same period of 2000 of approximately $8.6 million.

Sales of residential real estate were approximately $8.6 million for the six months ended June 30, 2001, representing 24% of total revenue compared to approximately $25.7 million for the same period in 2000. Revenue for the first six months of 2001 represents the sale of 36 units in a 109-unit, single family residential development near Palm Springs, California. This compares to sales in the same period of 2000 of three projects, a 53-unit condominium complex in West Los Angeles, 25 units in the same single family residential development mentioned above and two single family homes in West Los Angeles.

Equity in income of joint venture investments totaled approximately $2.6 million for the first six months of 2001, or 7% of total revenue compared to $2.0 million realized in the same period of 2000. The increase was due primarily to the increased income from our joint venture investments in Japan.

Gain on sale of commercial real estate totaled $281,000 for the six months ended June 30, 2001. There was no such similar gain in the same period of 2000.

Gain on restructured notes was $47,000 for the six months ended June 30, 2001 compared to approximately $2.3 million for the same period in 2000. The decrease reflects the fact that most of the large notes have been settled or restructured and we are now in the process of settling the smaller notes. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

TOTAL OPERATING EXPENSES

Operating expenses for the first six months of 2001 were approximately $33.5 million, representing a 37% decrease from $52.9 million for the same period in 2000. The decrease was due, in part, to aggressive cost reduction initiatives that reduced compensation and general and administrative expenses by $6.3 million, or 26%, compared to the same period last year. Total expenses also decreased due to the reduced costs related to the sales of residential real estate as discussed above.

Brokerage commissions and marketing expenses were $3.7 million for the six months ended June 30, 2001 compared to $1.4 million during the same period of 2000, as a result of the increased broker commission expense associated with brokerage and leasing commission revenue.

Cost of residential real estate sold was approximately $8.3 million for the six months ended June 30, 2001, a 64% decrease from approximately $22.9 million for the same period in 2000. The decrease correlates with the decreased revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $12.2 million for the first six months of 2001, representing a 22% decrease from approximately

$15.6 million for the same period of 2000. The decrease was primarily a result of the continuing cost reduction initiatives mentioned above.

General and administrative expenses were approximately $5.6 million for the first six months of 2001, representing a 34% decrease from the same period in 2000 expenses of approximately $8.5 million. Again, the decrease is due primarily to the continuing cost reduction initiatives.

Depreciation and amortization expense was $1.9 million for the six months ended June 30, 2001 compared to $1.7 million during the same period of 2000.

Interest expense was approximately $1.8 million for the first six months of 2001, compared to approximately $2.9 million during the same period in 2000, representing a 38% decrease.

The provision for income taxes was $624,000 for the first six months of 2001, compared to approximately $1.2 million for the same period of 2000, as a result of the change in income before provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resource requirements include expenditures for distressed note pools, the acquisition of property management portfolios, real estate held for sale, and working capital needs. Historically, we have not required significant capital resources to support our brokerage operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

Cash used in operating activities during the six months ended June 30, 2001 was approximately $277,000, compared to approximately $8.3 million in cash used in operating activities for the same period in 2000. The change included a decrease in accrued expenses offset by a decrease in accounts receivable.

Cash provided by investing activities during the six months ended June 30, 2001 was approximately $7.3 million, compared to approximately $697,000 in cash provided by investing activities during the same period in 2000. The change resulted primarily from the sale of residential real estate.

Cash used in financing activities was approximately $751,000 for the first six months of 2001, compared to cash provided by financing activities for the same period of 2000 of approximately $8.0 million. The change resulted, in part, from a reduction in mortgage loans payable in 2001 and the issuance of senior unsecured notes in 2000.

To the extent that we engage in additional strategic investments, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our unsecured lines of credit with East-West Bank and

Tokai Bank, will provide us with sufficient capital requirements for the foreseeable future.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk has not materially changed from what was reported on the Company’s Form 10-K for the year ended December 31, 2000.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information. Forward looking statements, which are included in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the company’s actual results and performance to be materially different from any results or performance suggested by the statements in this report. When used in our documents or oral presentations, the words “plan,” “believe,” “anticipate,” “estimate,” “expect,” “objective,” “projection,” “ forecast,” “goal,” or similar words are intended to identify forward-looking statements.

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

None

     (b)  Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON, INC.

Date: August 10, 2001	Registrant

/s/ Freeman A. Lyle ________________________________________

Freeman A. Lyle

Executive Vice President & Chief Financial Officer

(Principal Financial and Accounting Officer)