Form 10-Q
period 2001-09-30
KENNEDY WILSON INC
filed 2001-11-14
CIK 885720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)
                                                         90210
 9601 Wilshire Blvd., Suite 220                       (Zip Code)
        Beverly Hills, CA
 (Address of principal executive
            offices)


                                 (310) 887-6400
              (Registrant's telephone number, including area code)

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 8,719,233 shares outstanding at November 12, 2001.

                              KENNEDY-WILSON, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2001

                                                                                  Page
PART I.   Financial Information
     Item 1.   Financial Statements

        Consolidated Balance Sheets as of September 30, 2001 and December 31,
        2000 (Unaudited)                                                            3

        Consolidated Statements of Income for the Three-Month and Nine-Month
        Periods Ended September 30, 2001 and 2000 (Unaudited)                       4

        Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
        September 30, 2001 and 2000 (Unaudited)                                     5

        Notes to Consolidated Financial Statements (Unaudited)                      7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           11

     Item 3.   Quantitative and Qualitative Disclosure about Market Risk           15

PART II.  Other Information                                                        16

     Item 6.   Exhibits and Reports on Form 8-K                                    16

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,
                                                      2001       December 31,
                                                  (Unaudited)        2000
                                                  ------------   ------------
ASSETS

Cash and cash equivalents                         $  9,279,000   $  5,228,000
Cash - restricted                                      191,000        696,000
Accounts receivable                                  8,477,000     12,399,000
Notes receivable                                    16,311,000     11,320,000
Real estate held for sale                            1,252,000     19,248,000
Investments in joint ventures                       48,780,000     43,167,000
Contracts and other assets, net                     16,803,000     16,599,000
Goodwill, net                                       24,184,000     24,447,000
                                                  ------------   ------------
Total assets                                      $125,277,000   $133,104,000
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                  $    762,000   $  2,283,000
Accrued expenses and other liabilities               5,833,000      6,404,000
Accrued salaries and benefits                        2,316,000      6,138,000
Deferred income taxes                                3,580,000      4,475,000
Notes payable                                        9,433,000      8,423,000
Borrowings under lines of credit                    29,678,000     28,938,000
Mortgage loans payable                                       -      4,637,000
Senior unsecured notes                              14,604,000     14,542,000
Subordinated debt                                    7,500,000      7,500,000
                                                  ------------   ------------
         Total liabilities                          73,706,000     83,340,000
                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value: 5,000,000
     shares authorized; none issued as of
     September 30, 2001 and December 31, 2000                -              -
Common stock, $0.01 par value: 50,000,000 shares
     authorized; 8,719,233 and 8,648,640 shares
     issued and outstanding as of September 30,
     2001 and December 31, 2000, respectively           88,000         87,000
Additional paid-in capital                          48,321,000     45,458,000
Restricted stock - deferred compensation            (2,751,000)             -
Retained earnings                                    6,023,000      4,365,000
Notes receivable from stockholders                    (110,000)      (146,000)
                                                  ------------   ------------
         Total stockholders' equity                 51,571,000     49,764,000
                                                  ------------   ------------
Total liabilities and stockholders' equity        $125,277,000   $133,104,000
                                                  ============   ============

                See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  For the three months ended         For the nine months ended
                                                           September 30,                   September 30,
                                                 -----------------------------      -----------------------------
                                                     2001             2000              2001             2000
                                                 ------------     ------------      ------------     ------------
REVENUE

Property management and leasing fees             $  8,600,000     $  9,413,000      $ 24,650,000     $ 26,362,000
Commissions                                         2,668,000        3,944,000         9,642,000       12,578,000
Sales of residential real estate                    1,620,000                -        10,178,000       25,692,000
Equity in income of joint
  venture investments                               1,308,000          686,000         3,929,000        2,691,000
Gain on sale of commercial real estate                      -                -           281,000                -
Gain on restructured notes receivable                 130,000          516,000           177,000        2,803,000
Interest and other income                             454,000          963,000         1,052,000        2,295,000
                                                 ------------     ------------      ------------     ------------
         Total revenue                             14,780,000       15,522,000        49,909,000       72,421,000
                                                 ------------     ------------      ------------     ------------

OPERATING EXPENSES

Commissions and marketing expenses                  2,018,000        1,955,000         5,740,000        3,313,000
Cost of residential real estate sold                1,594,000                -         9,879,000       22,855,000
Compensation and related expenses                   5,721,000        6,602,000        17,880,000       22,201,000
General and administrative                          2,776,000        4,058,000         8,389,000       12,514,000
Depreciation and amortization                         978,000        1,313,000         2,904,000        3,045,000
Interest expense                                      659,000          158,000         2,441,000        3,012,000
                                                 ------------     ------------      ------------     ------------
         Total operating expenses                  13,746,000       14,086,000        47,233,000       66,940,000
                                                 ------------     ------------      ------------     ------------

Income before provision
  for income taxes                                  1,034,000        1,436,000         2,676,000        5,481,000

Provision for income taxes                            394,000          488,000         1,018,000        1,669,000
                                                 ------------     ------------      ------------     ------------
NET INCOME                                       $    640,000     $    948,000      $  1,658,000     $  3,812,000
                                                 ============     ============      ============     ============

Share data:
Basic net income per share                       $       0.07     $       0.11      $       0.19     $       0.42
Basic weighted average shares                       8,701,924        9,010,536         8,693,047        9,063,667

Diluted net income per share                     $       0.07     $       0.10      $       0.19     $       0.40
Diluted weighted average shares                     8,901,610       10,154,688         8,842,060       10,202,068

                 See notes to consolidated financial statements.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the nine months ended
                                                                                  September 30,
                                                                          -------------------------------
                                                                             2001                  2000
                                                                          ------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  1,658,000        $ 3,812,000
Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                                           2,904,000          3,046,000
     Equity in income of joint venture investments                          (3,929,000)        (2,691,000)
     Compensation expense for restricted stock                                 223,000                  -
     Gain on restructured notes receivable - non-cash                                -           (744,000)
Change in assets and liabilities:
     Accounts receivable                                                     3,922,000         (1,681,000)
     Other assets                                                           (2,881,000)        (2,885,000)
     Accounts payable                                                       (1,521,000)          (906,000)
     Accrued expenses and other liabilities                                 (1,588,000)        (6,696,000)
                                                                          ------------        -----------
     Net cash used in operating activities                                  (1,212,000)        (8,745,000)
                                                                          ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contracts, furniture, fixtures
     and equipment                                                            (250,000)          (597,000)
Additions to goodwill                                                         (400,000)        (1,103,000)
Settlements of notes receivable                                              3,994,000          9,629,000
Additions to notes receivable                                               (3,585,000)        (1,695,000)
Proceeds from sales of real estate held for sale                            11,434,000         23,226,000
Purchase and additions to real estate held for sale                         (2,538,000)       (22,900,000)
Distributions from joint ventures                                           19,321,000          6,191,000
Contributions to joint ventures                                            (20,298,000)       (16,824,000)
Cash - restricted decrease                                                     505,000          2,080,000
                                                                          ------------        -----------
    Net cash provided by investing activities                                8,183,000         (1,993,000)
                                                                          ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable                                               3,978,000          9,196,000
Repayment of notes payable                                                  (2,968,000)        (7,181,000)
Borrowings under lines of credit                                            20,879,000         22,152,000
Repayment of lines of credit                                               (20,139,000)       (22,063,000)
Issuance of mortgage loans payable                                           1,730,000          5,733,000
Repayment of mortgage loans payable                                         (6,367,000)        (5,133,000)
Senior unsecured notes                                                          62,000         14,514,000
Repayment of subordinated debt                                                       -         (9,000,000)
Issuance of common stock                                                        62,000            134,000
Repurchase of common stock                                                    (193,000)          (394,000)
Loan repayments from stockholders                                               36,000             18,000
                                                                          ------------         ----------
    Net cash (used in) provided by financing activities                     (2,920,000)         7,976,000
                                                                          ------------         ----------
Net increase (decrease) in cash and cash equivalents                         4,051,000         (2,762,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,228,000          5,243,000
                                                                          ------------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  9,279,000         $2,481,000
                                                                          ============         ==========

                 See notes to consolidated financial statements.

                     KENNEDY-WILSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During 2001 the Company sold a real estate investment which, in addition to $1.4 million cash received, included the following consideration: reduction of real estate held for sale of $10.2 million and a reduction of deferred taxes of $3.7 million, offset by a note receivable of $5.4 million.

During 2001 the Company acquired a preferred stock interest in a single purpose entity with the following consideration, reduction of real estate held for sale of $2.9 million offset against an investment in joint ventures, cost method of $2.9 million.

During 2000 the Company acquired a preferred stock interest in a single purpose entity with the following consideration, reduction of prepaid expenses of $1.2 million and reduction of accounts payable of $80,000, offset against an investment in joint ventures, cost method of $1.12 million.

                      KENNEDY-WILSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the "Company") without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The information presented as of and for the three and nine month periods ended September 30, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results that might be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

The Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company is currently evaluating the impact that these standards will have on its financial statements. The expense for amortization of goodwill and other intangible assets for the nine months ended September 30, 2001 and 2000 was approximately $1.7 million and $1.6 million, respectively.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 is effective January 1, 2002. The Company is currently evaluating the impact that this standard will have on its financial statements.

NOTE 2 - INVESTMENTS IN JOINT VENTURES

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

NOTE 3 - REAL ESTATE HELD FOR SALE

Real estate held for sale is comprised of residential properties and land, and is accounted for at the lower of carrying amount or fair value less cost to sell. Real estate is classified as held for sale since the Company's intent is to acquire and dispose of properties as part of its normal course of business.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

                                     For the three months ended         For the nine months ended
                                             September 30,                     September 30,
                                    ------------------------------     -----------------------------
                                        2001              2000             2001             2000
                                    ------------      ------------     ------------     ------------
BASIC CALCULATION

Net income                          $    640,000      $    948,000     $  1,658,000     $  3,812,000
                                    ============      ============     ============     ============

Weighted average shares                8,701,924         9,010,536        8,693,047        9,063,667
                                    ============      ============     ============     ============

Earnings per share - Basic          $       0.07      $       0.11     $       0.19     $       0.42
                                    ============      ============     ============     ============

DILUTED CALCULATION

Net income                          $    640,000      $    948,000     $  1,658,000     $  3,812,000
Income effect of dilutive
   securities, tax effected                    -            74,000                -          223,000
                                    ------------      ------------     ------------     ------------
Diluted net income                  $    640,000      $  1,022,000     $  1,658,000     $  4,035,000
                                    ============      ============     ============     ============

Weighted average shares                8,701,924         9,010,536        8,693,047        9,063,667
Convertible debentures                         -           750,000                -          750,000
Common stock equivalents                 199,686           394,152          149,013          388,401
                                    ------------      ------------     ------------     ------------
Total diluted shares                   8,901,610        10,154,688        8,842,060       10,202,068
                                    ============      ============     ============     ============

Earnings per share - Diluted        $       0.07      $       0.10     $       0.19     $       0.40
                                    ============      ============     ============     ============

At September 30, 2001, potentially dilutive convertible debentures are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

NOTE 5 - SEGMENT INFORMATION

The Company's business activities currently consist of property management, commercial and residential brokerage, and various types of real estate and note investments. The Company's segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments:

Property Management - The Company is a national commercial and residential property management and leasing company, providing a full range of services relating to property management, including tenant representation. The

Company also provides asset management services for some of our joint ventures.

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

The following tables reconcile the Company's income and expense activity for the three and nine months ended September 30, 2001 and balance sheet data as of September 30, 2001.

              2001 Reconciliation of Reportable Segment Information

                                          For the three months ended September 30, 2001
                             ----------------------------------------------------------------------------------
                               Property
                              Management        Brokerage       Investments         Corporate      Consolidated
                             -----------       -----------      -----------       -----------      ------------
Property management
   and leasing fees          $ 6,877,000       $ 1,367,000      $   341,000       $    15,000      $  8,600,000
Commissions                      419,000         2,142,000          253,000          (146,000)        2,668,000
Sales of residential
   real estate                                                    1,620,000                           1,620,000
Other                                            1,281,000          252,000           359,000         1,892,000
                             -----------       -----------      -----------       -----------      ------------
Total revenue                  7,296,000         4,790,000        2,466,000           228,000        14,780,000
Operating expenses             5,989,000         2,924,000        1,740,000         3,093,000        13,746,000
                             -----------       -----------      -----------       -----------      ------------
Income before provision
   for income taxes          $ 1,307,000       $ 1,866,000      $   726,000       $(2,865,000)     $  1,034,000
                             ===========       ===========      ===========       ===========      ============

                                           For the nine months ended September 30, 2001
                             ----------------------------------------------------------------------------------
                               Property
                              Management        Brokerage       Investments         Corporate      Consolidated
                             -----------       -----------      -----------       -----------      ------------
Property management
   and leasing fees          $20,947,000       $ 2,923,000      $   765,000       $    15,000      $ 24,650,000
Commissions                    1,450,000         7,595,000          743,000          (146,000)        9,642,000
Sales of residential
   real estate                                           -       10,178,000                          10,178,000
Other                                            4,090,000          855,000           494,000         5,439,000
                             -----------       -----------      -----------       -----------      ------------
Total revenue                 22,397,000        14,608,000       12,541,000           363,000        49,909,000
Operating expenses            19,014,000         8,444,000       10,180,000         9,595,000        47,233,000
                             -----------       -----------      -----------       -----------      ------------
Income before provision
   for income taxes          $ 3,383,000       $ 6,164,000      $ 2,361,000       $(9,232,000)     $  2,676,000
                             ===========       ===========      ===========       ===========      ============

Total assets                 $16,298,000       $24,946,000      $58,342,000       $25,691,000      $125,277,000
                             ===========       ===========      ===========       ===========      ============

The following tables reconcile the Company's income and expense activity for the three and nine months ended September 30, 2000.

              2000 Reconciliation of Reportable Segment Information



                                             For the three months ended September 30, 2000
                             ----------------------------------------------------------------------------------
                              Property
                             Management         Brokerage       Investments        Corporate       Consolidated
                             -----------       -----------      -----------       -----------      ------------

Property management
   and leasing fees          $ 8,623,000       $   790,000                                         $  9,413,000
Commissions                    1,027,000         2,642,000      $   275,000                           3,944,000
Sales of residential
   real estate
Other                                              606,000        1,085,000       $   474,000         2,165,000
                             -----------       -----------      -----------       -----------      ------------
Total revenue                  9,650,000         4,038,000        1,360,000           474,000        15,522,000
Operating expenses             8,851,000         1,549,000        1,811,000         1,875,000        14,086,000
                             -----------       -----------      -----------       -----------      ------------
Income before provision
   for income taxes          $   799,000       $ 2,489,000      $  (451,000)      $(1,401,000)     $  1,436,000
                             ===========       ===========      ===========       ===========      ============


                                             For the nine months ended September 30, 2000
                             ----------------------------------------------------------------------------------
                              Property
                             Management         Brokerage       Investments        Corporate       Consolidated
                             -----------       -----------      -----------       -----------      ------------
Property management
   and leasing fees          $24,952,000       $ 1,160,000      $   250,000                        $ 26,362,000
Commissions                    4,171,000         7,622,000          785,000                          12,578,000
Sales of residential
   real estate                                                   25,692,000                          25,692,000
Other                                            2,218,000        4,539,000       $ 1,032,000         7,789,000
                             -----------       -----------      -----------       -----------      ------------
Total revenue                 29,123,000        11,000,000       31,266,000         1,032,000        72,421,000
Operating expenses            24,152,000         4,808,000       28,067,000         9,913,000        66,940,000
                             -----------       -----------      -----------       -----------      ------------
Income before provision
   for income taxes          $ 4,971,000       $ 6,192,000      $ 3,199,000       $(8,881,000)     $  5,481,000
                             ===========       ===========      ===========       ===========      ============

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

TOTAL REVENUE

Total revenue for the three months ended September 30, 2001 was approximately $14.8 million, compared to $15.5 million during the same period in 2000. Earnings before taxes for the three months ended September 30, 2001 were approximately $ 1 million, compared to $1.4 million for the same period in 2000. Net income for the three months ended September 30, 2001 was $640,000, compared to $948,000 million for the same period in 2000.

Property management and leasing operations generated $8.6 million of revenue in the third quarter of 2001, representing 58% of our total revenue as compared to approximately $9.4 million and 61% of total revenue for the same period in 2000. As of September 30, 2001, we had under management a portfolio of approximately 70 million square feet of commercial, industrial and apartment properties located in 24 states and Japan.

Brokerage commission revenue for the third quarter of 2001 was approximately $2.7 million, representing 18% of total revenue, compared to approximately $3.9 million and 25% of total revenue for the third quarter of 2000.

Sales of residential real estate were approximately $1.6 million for the three months ended September 30, 2001, representing 11% of total revenue compared to no sales for the same three months in 2000. Revenue for the three months ended September 30, 2001 represents the sale of seven units in a 109-unit, single family residential development near Palm Springs, California. The sales of residential real estate reflect our continuing strategy to sell upon completion of planned improvements, rather than holding for speculation.

Equity in income of joint venture investments totaled approximately $1.3 million for the third quarter in 2001, or 9% of total revenue compared to $686,000 realized in the third quarter of 2000. The increase was due primarily to the increased income from our joint venture investments in Japan.

Gain on restructured notes totaled $130,000 for the three months ended September 30, 2001, compared to $516,000 for the same period in 2000. The decrease reflects the fact that most of the large notes have been settled or restructured and we are now in the process of settling the smaller notes. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

TOTAL OPERATING EXPENSES

Operating expenses for the third quarter of 2001 were approximately $13.7 million, compared to approximately $14.1 million for the same period in 2000. Compensation and general and administrative expenses decreased by $2.2 million which represents a 20% reduction from the same quarter last year, due to our continuing cost reduction initiatives.

Cost of residential real estate sold was approximately $1.6 million for the three months ended September 30, 2001, compared to no cost for the same period in 2000. The increase correlates with the increased revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $5.7 million for the third quarter of 2001, representing a 13% decrease from approximately $6.6 million for the third quarter of 2000. The decrease was primarily a result of the cost reduction initiatives mentioned above.

General and administrative expenses were approximately $2.8 million for the third quarter of 2001, representing a 32% decrease from the same period in 2000 expenses of approximately $4.1 million. Again, the decrease was due primarily to the continuing cost reduction initiatives.

Depreciation and amortization expense was $978,000 for the three months ended September 30, 2001, compared to $1.3 million for the same period of 2000.

Interest expense was $659,000 for the third quarter of 2001, compared to $158,000 during the same period in 2000.

The provision for income taxes was $394,000 for the third quarter in 2001, compared to $488,000 for the third quarter of 2000, as a result of the change in income before provision for income taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

TOTAL REVENUE

Total revenue for the nine months ended September 30, 2001 was approximately $49.9 million, as compared to $72.4 million during the same period in 2000. Earnings before taxes for the nine months ended September 30, 2001 were approximately $2.7 million, compared to $5.5 million for the same period in 2000. Net income for the nine months ended September 30, 2001 was approximately $1.7 million, compared to approximately $3.8 million for the same period in 2000.

Property management and leasing operations generated approximately $24.7 million of revenue in the first nine months of 2001, representing 49% of our total revenue as compared to approximately $26.4 million for the same period in 2000.

Brokerage commission revenue for the first nine months of 2001 was $9.6 million, representing 19% of total revenue, compared to brokerage commission revenue for the same period of 2000 of approximately $12.6 million.

Sales of residential real estate were approximately $10.2 million for the nine months ended September 30, 2001, representing 20% of total revenue compared to approximately $25.7 million for the same period in 2000. Revenue for the first nine months of 2001 represents the sale of 43 units in a 109-unit, single family residential development near Palm Springs, California. This compares to sales in the same period of 2000 of three projects, a 53-unit condominium complex in West Los Angeles, 25 units in the same single family residential development mentioned above and two single family homes in West Los Angeles.

Equity in income of joint venture investments totaled approximately $3.9 million for the first nine months of 2001, or 8% of total revenue compared to $2.7 million realized in the same period of 2000. The increase was due primarily to the increased income from our joint venture investments in Japan.

Gain on sale of commercial real estate totaled $281,000 for the nine months ended September 30, 2001. There was no such similar gain in the same period of 2000.

Gain on restructured notes was $177,000 for the nine months ended September 30, 2001 compared to approximately $2.8 million for the same period in 2000. The decrease reflects the fact that most of the large notes have been settled or restructured and we are now in the process of settling the smaller notes. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

TOTAL OPERATING EXPENSES

Operating expenses for the first nine months of 2001 were approximately $47.2 million, representing a 29% decrease from $66.9 million for the same period in 2000. The decrease was due, in part, to aggressive cost reduction initiatives that reduced compensation and general and administrative expenses by $8.4 million, or 24%, compared to the same period last year. Total expenses also decreased due to the reduced costs related to the sales of residential real estate as discussed above.

Commissions and marketing expenses were $5.7 million for the nine months ended September 30, 2001 compared to $3.3 million during the same period of 2000, as a result of the increased broker commission expense associated with commission revenue and the leasing commission component of property management and leasing revenue.

Cost of residential real estate sold was approximately $9.9 million for the nine months ended September 30, 2001, a 57% decrease from approximately $22.9 million for the same period in 2000. The decrease correlates with the decreased revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $17.9 million for the first nine months of 2001, representing a 19% decrease from approximately $22.2 million for the same period of 2000. The decrease was primarily a result of the continuing cost reduction initiatives mentioned above.

General and administrative expenses were approximately $8.4 million for the first nine months of 2001, representing a 33% decrease from the same period in 2000 expenses of approximately $12.5 million. Again, the decrease is due primarily to the continuing cost reduction initiatives.

Depreciation and amortization expense was $2.9 million for the nine months ended September 30, 2001 compared to $3 million during the same period of 2000.

Interest expense was approximately $2.4 million for the first nine months of 2001, compared to approximately $3 million during the same period in 2000, representing a 19% decrease.

The provision for income taxes was $1 million for the first nine months of 2001, compared to approximately $1.7 million for the same period of 2000, as a result of the change in income before provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resource requirements include expenditures for joint venture investments, distressed note pools, real estate held for sale, and working capital needs. Historically, we have not required significant capital resources to support our property management and brokerage operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

Cash used in operating activities during the nine months ended September 30, 2001 was approximately $1.2 million, compared to approximately $8.7 million in cash used in operating activities for the same period in 2000. The change included a decrease in accrued expenses offset by a decrease in accounts receivable.

Cash provided by investing activities during the nine months ended September 30, 2001 was approximately $8.2 million, compared to approximately $2 million in cash used in investing activities during the same period in 2000. The change resulted primarily from the sale of residential real estate.

Cash used in financing activities was approximately $2.9 million for the first nine months of 2001, compared to cash provided by financing activities for the same period of 2000 of approximately $8 million. The change resulted, in part, from a reduction in mortgage loans payable in 2001 and the issuance of senior unsecured notes in 2000.

We intend to retain earnings to finance our growth and, therefore, do not anticipate paying any dividends. To the extent that we engage in additional strategic investments, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from operations as well as our unsecured lines of credit will provide us with sufficient capital requirements for the foreseeable future. Our need, if any, to raise additional funds to meet our working capital and capital requirements will depend on numerous factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities.

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

                                                   KENNEDY-WILSON, INC.
                                                  ---------------------
                                                        Registrant
Date: November 12, 2001

     /S/ Freeman A. Lyle
------------------------
Freeman A. Lyle
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)