Form 10-K
period 2001-12-31
KENNEDY WILSON INC
filed 2002-04-01
CIK 885720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         COMMISSION FILE NUMBER: 0-20418
                         -------------------------------

                              KENNEDY-WILSON, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  95-4364537
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification Number)

   9601 WILSHIRE BOULEVARD, SUITE 220
       BEVERLY HILLS, CALIFORNIA                       90210
(Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 887-6400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 22, 2002, there were 8,789,288 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 22, 2002 was approximately $31 million based on the closing price of $5.67 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's proxy statement for its 2002 Annual Meeting of Stockholders, to be held at a future date, are incorporated by reference into Part III of this report.

================================================================================

KENNEDY-WILSON, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                   ----------

                                                                            Page
                                                                            ----
Part I

Item 1.         Business                                                      3
Item 2.         Properties                                                    9
Item 3.         Legal Proceedings                                             9
Item 4.         Submission of Matters to a Vote of Security Holders           9

Part II

Item 5.         Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        10
Item 6.         Selected Financial Data                                      11
Item 7.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk    17
Item 8.         Financial Statements and Supplementary Data                  19

Part III

Item 9.         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   45
Item 10.        Directors and Executive Officers of the Registrant
Item 11.        Executive Compensation                                       45
Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management                                                 45
Item 13.        Certain Relationships and Related Transactions               45

Part IV

Item 14.        Exhibits, Financial Statement Schedule, and Reports on
                  Form 8-K                                                   46

ITEM 1. BUSINESS

OVERVIEW

We are an integrated, international real estate services and investment company. Founded in 1977, we were later incorporated in Delaware and became a public company in 1992. We deliver a complementary array of real estate services. Headquartered in Beverly Hills, we have approximately 620 employees in offices in the U.S. and in Japan. We initially gained recognition in the U.S. real estate market through our real estate auction services. Over time, we diversified our business so that we now provide:

      .     Fund management of real estate and note pool investments;
      .     Commercial and residential property management and leasing; and
      .     Commercial and residential brokerage, including auction marketing.

In addition to these real estate related services, we invest through joint venture funds in:

      .     Commercial and residential real estate; and
      .     Pools of secured and unsecured distressed notes

Our clients include large U.S. and Japanese financial institutions, major corporations, pension funds, real estate developers, insurance companies and governmental entities.

We have had a presence in Japan for ten years through which we have developed significant relationships with Japanese companies and financial institutions. In 1995, we opened our Tokyo office. It is primarily staffed with Japanese employees with knowledge of the local culture and real estate market. We believe that success in the Japanese real estate market is determined primarily by a company's reputation and its business relationships, not solely by its access to capital. We have entered into joint venture funds with companies and partnerships affiliated with Colony Capital, Cargill and Morgan Stanley to invest in Japanese real estate and distressed notes. We believe that these joint venture parties were attracted to us, in large part, by our strong Japanese presence.

OUR BUSINESS OPERATIONS

FUND MANAGEMENT

KWI Fund Management Group is a vertically integrated real estate services and fund management firm. This group organizes and manages closed-end commingled real estate investment funds that invest in high-quality office, industrial, retail and multifamily income property located in selected markets in the U.S. We serve as the general partner of the funds and co-invest with our pension fund clients as limited partners. We earn fees for services provided to the fund including fees for acquisition, asset management, property management, leasing, and disposition services.

KWI Fund I, formed in August 2000, is a $160 million fund comprised of $60 million in equity and $100 million in debt. Through the end of year 2001 KWI Fund I has acquired 11 office properties and one multifamily property, totaling approximately 1,745,000 square feet. The properties are located in Los Angeles, Santa Monica, Houston, Austin, and Atlanta. Future funds are expected to be in the $100 million equity range with $250 million in assets. The funds have the following principal investment objectives :

      . Achieve total long-term risk adjusted returns on equity that exceed market averages;
      . Invest in high-quality office, industrial, retail and multifamily income property located in selected markets;
      . Purchase existing income properties, including those that need additional renovation and capital improvements, in major growth markets that are expected to maintain above-average employment and rent growth rates;
      . Acquire properties at substantial discounts to replacements cost, make selective capital improvements that are expected to increase income and create significant value in excess of the cost;
      . Acquire properties generally in the $5 to $25 million per property price range.

PROPERTY MANAGEMENT AND LEASING

We are a nationwide commercial and residential property management and leasing company. We provide a full range of services relating to property management, including:

      .     Commercial and residential building management;
      .     Leasing;
      .     Construction management;
      .     Engineering services;
      .     Technical services; and
      .     Environmental management.

We have managers in ten regional offices -- Beverly Hills, New York, Dallas, Austin, Houston, San Francisco, Seattle, Walnut Creek, Minneapolis and Chicago -- supervising approximately 550 employees who assist in managing more than 420 office and industrial buildings, and multi-unit residential complexes in 22 different states. We have approximately 60 million gross square feet of real estate under management.

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

REAL ESTATE BROKERAGE

Through our offices in Beverly Hills, New York and Tokyo, we provide specialized brokerage services for both commercial and residential real estate. We market and sell on behalf of our clients and ourselves:

      .     Office and retail buildings;
      .     Multi- and single-family residences;
      .     Industrial sites;
      .     Hotels and resorts; and
      .     Undeveloped land.

We specialize in marketing institutional properties through privately negotiated and sealed bid sales. We develop and implement cost-effective marketing campaigns ranging from local to worldwide in scope. Each marketing campaign is tailored to the client's objectives and the property's characteristics, including time parameters, sensitivity to publicity, and cash flow needs. We also investigate and analyze, among other things, the physical condition of the property, its cash flow and tenant characteristics, market rents and market dynamics within submarkets, and comparable transactions.

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

REAL ESTATE INVESTMENTS

We invest in commercial and residential real estate, both in the U.S. and Japan. We invest primarily through funds with institutional joint venture partners, who typically contribute the majority of the capital. The investment funds typically target specific property types. For example, we have a $200 million apartment fund with Hanover Capital, a division of Marcus & Millichap. In the U.S. and Japan we have joint venture funds for investments in real estate and distressed notes with partners such as Cargill, Colony Capital, and Morgan Stanley. These funds enable us to leverage our capital and diversify the risks associated with owning properties. In addition, we earn fees for services provided to the joint venture, including due diligence, acquisition, asset management, and disposition services.

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

Most of the real estate in which we have invested is located in California, Texas, and Japan. While the current cycle of the U.S. real estate market presents value-added investment potential, Japan continues to offer significant opportunistic investments due to the Asian economic downturn. Our brokerage and property management operations are the source of many of our real estate acquisitions. These operations provide us with unique investment opportunities in the form of close relationships with our institutional clients that have substantial real estate investments. For example, a financial institution client that has acquired a property through a foreclosure may desire to sell it in less time than it would take for a conventional brokerage sale. Similarly, a client in Japan may have the need to sell a real estate holding in a rapid manner with little publicity. We are often able to meet the needs of these types of clients by purchasing their properties quickly and discretely for one of our joint venture funds.

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

EQUITY INVESTMENTS IN OTHER COMPANIES

Asset One - We own a 40% equity interest in Asset One, a Japanese corporation with an office in Tokyo. Asset One is a loan servicing company whose business includes servicing the loans in our distressed Japanese loan pools.

Jutaku Ryutsu - We own a 30% equity interest in Jutaku Ryutsu, a Japanese corporation with offices in Tokyo, Osaka and Fukuoka, Japan. Jutaku Ryutsu is a brokerage company that specializes in selling real estate assets between $500,000 and $10 million in value. Jutaku Ryutsu assists us with our acquisition due diligence on our Japanese loan pools and real estate and the disposition of those assets.

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

COMPETITION

Because of our unique combination of businesses, we compete with brokerage and property management companies as well as companies that invest in real estate and distressed notes. The brokerage and property management businesses are both highly fragmented and competitive. We compete with real estate brokerage companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged. Our investment operations compete to varying degrees with real estate investment partnerships and other investment companies. We compete with these other investors on the basis of our relationship with the sellers and the amounts that we pay for the investments acquired.

EMPLOYEES

We have approximately 620 employees in the U.S. and Japan. Our compensation policies are designed to attract, retain and motivate employees that are an integral part of our profitability. Our employees typically receive a base salary and performance based incentives including bonuses based on the profitably of their operation units. As a result, employees are encouraged to meet individual goals as well as to contribute their expertise and efforts on behalf of their group. In addition to promoting the generation of revenues, our compensation structure also encourages our employees to control costs.

ITEM 2. PROPERTIES

Our executive and administrative offices are located at 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California. We also lease space for our regional and branch offices and sublease space to third parties. These facilities, including our Beverly Hills headquarters, comprise a total of approximately 116,000 square feet of leased space, with an annual aggregate base rental of approximately $3.2 million. Each of these leases is scheduled to expire within the next five years. We believe that we will be able to renew any expiring lease or obtain suitable office space to replace such leased facility, as necessary, without any material increase in our rental costs.

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

There were no matters submitted to a vote of our stockholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Company's Common Stock trades on The NASDAQ National Market under the symbol "KWIC". The following table sets forth the high and low closing prices of our Common Stock as reported on the NASDAQ National Market.

                                     2001                           2000
                              ------------------             ------------------
                               High        Low                High        Low
                              -------    -------             -------    -------
First Quarter                 $ 4.500    $ 3.719             $10.313    $ 5.125
Second Quarter                  4.250      3.510               5.750      4.563
Third Quarter                   4.550      3.450               6.875      5.125
Fourth Quarter                  4.400      3.480               5.500      4.000

As of March 29, 2002, there were approximately 1,200 holders of our Common
Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2001. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                       Year ended December 31,
                                       ---------------------------------------------------
                                         2001       2000       1999       1998      1997
                                       --------   --------   --------   --------   -------
                                                 (in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Total revenues                         $ 65,820   $ 97,051   $ 91,359   $ 50,872   $26,999
Total expenses                           62,214     88,811     82,921     44,710    22,768
Income from operations                    3,606      8,240      8,438      6,162     4,231
Net income                                2,357      4,726      5,609      5,325     4,030

Basic income before
   extraordinary items per share       $   0.27   $   0.52   $   0.68   $   0.85   $  0.65
Basic extraordinary item per share          N/A        N/A        N/A        N/A   $  0.01
Basic net income per share             $   0.27   $   0.52   $   0.68   $   0.85   $  0.66
Basic weighted average shares             8,701      9,018      8,219      6,254     6,104

Diluted income before
   extraordinary items per share       $   0.27   $   0.50   $   0.58   $   0.78   $  0.64
Diluted extraordinary item per share        N/A        N/A        N/A        N/A   $  0.01
Diluted net income per share           $   0.27   $   0.50   $   0.58   $   0.78   $  0.65
Diluted weighted average shares           8,888     10,128     10,015      6,801     6,187

                                                      Year ended December 31,
                                       ---------------------------------------------------
                                         2001       2000       1999       1998      1997
                                       --------   --------   --------   --------   -------
                                                          (in thousands)
BALANCE SHEET DATA:
Total assets                           $129,513   $132,396   $135,150   $204,816   $45,718
Long term debt                           25,541     55,653     27,901    136,130    15,102
Total liabilities                        77,527     83,132     88,464    182,036    34,124
Total stockholders' equity               51,986     49,264     46,686     22,780    11,594

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an integrated, international real estate services and investment company with offices in the United States and in Japan. Through our subsidiaries, we provide a complementary array of real estate services, including fund management, property management and leasing, real estate brokerage services including auction marketing, and asset management. Additionally, on our own account and through joint venture funds we invest in real estate and note pool investments both in the U.S. and Japan. Our revenues in 2001, 2000 and 1999 were $65.8 million, $97.1 million, and $91.4 million, respectively. Total expenses in 2001, 2000 and 1999 were $62.2 million, $88.8 million, and $82.9 million, respectively. Our net income for the same periods was $2.4 million, $4.7 million and $5.6 million, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUE

In 2001 our property management and leasing operations generated $33.4 million of revenues, representing 50.7% of our total revenue, compared to approximately $39.1 million in 2000. The decline in revenue corresponds to a decline in leasing revenue, as well as the sale of some of the properties managed by the Company. Property management and leasing revenue includes asset management, construction management, and engineering services.

Brokerage commission revenues in 2001 were $12.8 million, representing 19.5% of total revenues compared to brokerage commission revenues in 2000 of $14.8 million. The decline results primarily from commissions from the sale of two large office buildings in New York in year 2000. Our brokerage services include sales and leasing for commercial, industrial, retail and apartment properties.

Sales of residential real estate were approximately $11 million in 2001, representing 16.7% of total revenues, compared to $30.2 million in 2000. The sales completed during the year included 44 homes in a 109-home development in the Palm Springs area. The sales of residential real estate for both years reflect our strategy to sell upon completion of planned improvements, rather than holding for speculation.

Equity in income of joint venture investments totaled $5.6 million in 2001, or 8.5% of total revenue compared to $6.2 million realized in 2000. Revenue from joint venture investments includes income from the operation, sale, and fees earned on numerous investments in the U.S. and Japan, which are owned primarily in joint venture funds with institutional investor partners. The joint venture funds invest primarily in real estate and discounted notes secured by real estate.

Gain on sale of commercial real estate was $281,000 in 2001 compared to no gain in 2000. During 2001 we sold a parcel of land located in Hawaii.

Gains on restructured notes totaled $966,000 in 2001, or 1.5% of total revenues, compared to $3.6 million in 2000. The decrease reflects the fact that most of the large notes have been settled or restructured and we are now in the process of settling the smaller notes. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

OPERATING EXPENSES

Operating expenses in 2001 were $62.2 million, compared to $88.8 million in 2000. Part of the decrease represents the lower cost of goods sold associated with the sales of residential real estate discussed above. Compensation and general and administrative cost combined decreased by $9.0 million which represents a 19.4% reduction from 2000 as a result of our aggressive cost reduction initiatives.

Brokerage commissions and marketing expenses decreased to $6.9 million in 2001 from $7.9 million in 2000, due to the reduced commissions revenue.

Cost of residential real estate sold was $11.1 million in 2001, a 58.3% decrease from $26.6 million in 2000. This decrease correlates with the decreased revenues from the sales of real estate discussed above.

Compensation and related expenses were $26.3 million in 2001, down 13.6% from $30.4 million in 2000. The decrease was primarily a result of cost reduction initiatives and staff reductions during the year that reduced the total number of employees to 620 in 2001 from 820 in 2000.

General and administrative expenses were $11.2 million in 2001, representing a 30.5% decrease from 2000 expenses of $16.1 million. Again, the decrease was due primarily to the continuing aggressive cost reduction initiatives throughout the year.

Depreciation and amortization expense decreased to $3.8 million in 2001, a 12.7% decrease from $4.4 million in 2000. The decrease was due to the sale of a 50% interest in a commercial office building.

Interest expense was $3.0 million in 2001, a decrease of 16.4% compared to $3.5 million in 2000 due, in part, to declining interest rates.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

In 2000 our property management and leasing operations generated $39.1 million of revenues, representing 40.3% of our total revenue and a 32.5% increase over property management revenue of approximately $29.5 million in 1999. 2000 was the first full year of ownership of the five property management companies that were acquired during 1999. The acquisitions expanded our geographic presence to include regional offices in San Francisco, Seattle, Austin, Dallas and Houston. The acquisitions also added retail management, tenant representation leasing, and fee development to the services we offer clients.

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

Equity in income of investments in joint ventures and gain on sale of joint ventures totaled $6.2 million in 2000, or 6.4% of total revenue compared to $4.5 million realized in 1999. There was no gain on the sale of joint ventures in 2000 as compared to a gain of $2.4 million in 1999 from the sale of our interest in a joint venture that owned a commercial office building. Revenue from joint venture investment funds in Japan included continued settlement of the non-performing note pools and incentive fees earned on both the note pools and real estate assets acquired through the joint ventures. Equity in income of investment in joint venture funds also included revenue related to the sale of investments in apartment buildings and commercial office buildings.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources requirements include expenditures for real estate held for sale, distressed notes pools, and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral.

Cash used in operating activities was about $5.3 million in 2001, compared to $9.1 million in 2000. The change resulted from an increase in the collection of accounts receivable, offset by a decline in net income. The cash used in operating activities was about $6.5 million in 1999. The change from 1999 to 2000 resulted from increases in equity in income of investments in joint ventures and accounts receivable, and a reduction in accrued expenses.

Cash provided by investing activities was about $11.2 million in 2001, compared to $7.8 million in 2000. The change resulted primarily from a decline in the purchase of real estate held for sale, offset by a decline in the settlement of notes receivable. The cash provided by investing activities was about $1.9 million in 1999. The change in 2000 from 1999 resulted from an increase in distributions received from our joint venture investments and a decrease in note acquisitions.

Cash used in financing activities was $9,000 in 2001, compared to cash provided by financing activities of approximately $1.4 million in 2000. The change resulted from the issuance of $15 million of senior unsecured notes, offset by the repayment of $9 million of subordinated debt in 2000 and the repurchase of common stock. The cash used in financing activities was $31,000 in 1999. The change in 2000 from 1999 resulted from the net repayment of notes payable and other borrowings.

To the extent that we engage in additional strategic investments, including real estate, note portfolio, or acquisitions of other property management companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current lines of credit, will provide us with sufficient capital requirements for the foreseeable future.

Our need, if any, to raise additional funds to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We intend to retain earnings to finance our growth and, therefore, do not anticipate paying dividends.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities ("SFAS 133"). SFAS 133 is effective, as amended, for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also established new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. The Company's adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS 142, which is effective January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company is currently evaluating the impact that these standards will have on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its full evaluation of the impact the adoption of SFAS 144 but does not expect a material impact on the Company's financial position or results of operations.

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

The forward-looking statements in this document are based on our management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are:

      .     general volatility of the capital markets;
      .     changes in the real estate market, interest rates or the general economy of the markets in which we operate;
      .     our ability to identify and complete acquisitions and successfully integrate businesses we acquire;
      .     our ability to employ and retain qualified employees;
      .     changes in government regulations that are applicable to our regulated brokerage and property management businesses; o changes in the demand for our services; and
      .     degree and nature of our competition.

When used in our documents or oral presentations, the words "plan", "believe", "anticipate", "estimate", "expect", "objective", "projection", "forecast", "goal", or similar words, are intended to identify forward-looking statements. We qualify any and all such forward-looking statements entirely by these cautionary factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 2001 and 2000. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2001 and 2000. (See Consolidated Financial Statements - Note 2 - Fair Value of Financial Instruments) The Company decreased its borrowings with variable interest rates to $38.4 million in 2001 from $42.9 million in 2000. Management does not perceive a long-term risk associated with the loans relating to its commercial and residential real estate, since typically properties are sold within a one to three year period and in most cases, the debt is non-recourse to the Company. Additionally, management closely monitors the fluctuation in interest rates, and if rates were to increase significantly, the Company believes that it would be able either to hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

                                                 Principal maturing in:                                     Fair Value
                           -----------------------------------------------------------------              December 31,
                              2002       2003       2004       2005       2006    Thereafter      Total           2001
                           -------    -------    -------    -------    -------    ----------    -------    -----------
(in thousands)

Interest rate
  sensitive assets

  Cash and cash
    equivalents            $ 3,356                                                              $ 3,356      $ 3,356
  Average interest
    rate                      1.63%                                                                1.63%
                           -------    -------    -------    -------    -------      -------     -------      -------
                           $ 3,356    $    --    $    --    $    --    $    --      $    --     $ 3,356      $ 3,356
                           =======    =======    =======    =======    =======      =======     =======      =======

Interest rate
  sensitive liabilities

  Variable rate
    borrowings             $36,184    $ 1,504    $   626    $    61                             $38,375      $38,375
  Average interest
    rate                      4.93%      2.88%      3.46%      4.41%                               4.82%

  Fixed rate
    borrowings               1,983        763        801               $21,786                   25,333       25,333
  Average interest
    rate                      6.08%      2.20%      2.20%                 9.94%                    9.19%
                           -------    -------    -------    -------    -------      -------     -------      -------
                           $38,167    $ 2,267    $ 1,427    $    61    $21,786      $    --     $63,708      $63,708
                           =======    =======    =======    =======    =======      =======     =======      =======
  Weighted average
     interest rate            4.99%      2.65%      2.75%      4.41%      9.94%          --        6.55%
                           =======    =======    =======    =======    =======      =======     =======

                                                 Principal maturing in:                                     Fair Value
                           -----------------------------------------------------------------              December 31,
                              2001       2002       2003       2004       2005    Thereafter      Total           2000
                           -------    -------    -------    -------    -------    ----------    -------   ------------
(in thousands)

Interest rate
  sensitive assets

  Cash and cash
    equivalents            $    21                                                              $    21      $    21
  Average interest
    rate                      5.28%                                                                5.28%
                           -------    -------    -------    -------    -------      -------     -------      -------
                           $    21    $    --    $    --    $    --    $    --      $    --     $    21      $    21
                           =======    =======    =======    =======    =======      =======     =======      =======

Interest rate
  sensitive liabilities

  Variable rate
    borrowings             $ 7,252    $31,754    $   612                                        $39,618      $39,618
  Average interest
    rate                     10.00%      9.35%      2.50%                                          9.36%

  Fixed rate
    borrowings               1,333      1,047                                       $21,628      24,008       24,008
  Average interest
    rate                      8.50%      8.50%                                         9.73%       9.61%
                           -------    -------    -------    -------    -------      -------     -------      -------
                           $ 8,585    $32,801    $   612    $    --    $    --      $21,628     $63,626      $63,626
                           =======    =======    =======    =======    =======      =======     =======      =======
  Weighted average
     interest rate            9.77%      9.32%      2.50%        --         --         9.73%       9.61%
                           =======    =======    =======    =======    =======      =======     =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 20

Consolidated Balance Sheets as of December 31, 2001, and 2000                21

Consolidated Statements of Income
         for the Three Years Ended December 31, 2001                         22

Consolidated Statements of Stockholders' Equity
         for the Three Years Ended December 31, 2001                         23

Consolidated Statements of Cash Flows
         for the Three Years Ended December 31, 2001                         24

Notes to Consolidated Financial Statements                                   26

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Kennedy-Wilson, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Kennedy-Wilson, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Los Angeles, California
March 22, 2002

                      Kennedy-Wilson, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                         December 31,
                                               ------------------------------
                                                    2001             2000
                                               -------------    -------------
Assets
   Cash and cash equivalents                   $  11,121,000    $   5,228,000
   Cash - restricted                                 628,000          696,000
   Accounts receivable                             7,653,000       12,399,000
   Notes receivable                               15,130,000       11,320,000
   Real estate held for sale                       4,649,000       19,248,000
   Investments in joint ventures                  47,124,000       42,459,000
   Contracts and other assets, net                19,243,000       16,599,000
   Goodwill, net                                  23,965,000       24,447,000
                                               -------------    -------------
Total Assets                                   $ 129,513,000    $ 132,396,000
                                               =============    =============

Liabilities and Stockholders' Equity

Liabilities
   Accounts payable                            $     484,000    $   2,283,000
   Accrued expenses and other liabilities          5,560,000        6,610,000
   Accrued salaries and benefits                   3,843,000        6,138,000
   Deferred and accrued income taxes               3,932,000        4,475,000
   Notes payable                                  10,022,000        8,423,000
   Borrowings under lines of credit               29,907,000       28,938,000
   Mortgage loans payable                          1,993,000        4,637,000
   Senior unsecured notes                         14,286,000       14,128,000
   Subordinated debt                               7,500,000        7,500,000
                                               -------------    -------------
      Total liabilities                           77,527,000       83,132,000
                                               -------------    -------------
Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value: 5,000,000
  shares authorized; none issued as of
  December 31, 2001 and 2000                              --               --
Common stock, $0.01 par value: 50,000,000
  shares authorized; 8,789,288 and 8,648,640
  shares issued and outstanding as of
  December 31, 2001 and 2000, respectively            88,000           87,000
Additional paid-in capital                        47,853,000       44,958,000
Restricted stock - deferred compensation          (2,677,000)              --
Retained earnings                                  6,722,000        4,365,000
Notes receivable from stockholders                        --         (146,000)
                                               -------------    -------------
Total stockholders' equity                        51,986,000       49,264,000
                                               -------------    -------------
Total Liabilities and
   Stockholders' Equity                        $ 129,513,000    $ 132,396,000
                                               =============    =============

                See notes to consolidated financial statements.

                      Kennedy-Wilson, Inc. and Subsidiaries
                        Consolidated Statements of Income

                                               Year ended December 31,
                                       ---------------------------------------
                                           2001          2000          1999
                                       -----------   -----------   -----------
Revenue
Property management and leasing fees   $33,388,000   $39,141,000   $29,547,000
Commissions                             12,835,000    14,838,000    13,316,000
Sales of residential real estate        10,993,000    30,166,000    25,731,000
Equity in joint venture income           5,592,000     6,236,000     2,049,000
Gain on sale of joint venture                   --            --     2,406,000
Gain on sale of commercial
   real estate                             281,000            --     7,069,000
Gain on restructured notes
   receivable                              966,000     3,606,000     2,877,000
Rental income, net                              --            --     6,352,000
Interest and other income                1,765,000     3,064,000     2,012,000
                                       -----------   -----------   -----------
Total revenue                           65,820,000    97,051,000    91,359,000
                                       -----------   -----------   -----------

Operating Expenses
Commissions and marketing expenses       6,913,000     7,869,000     3,002,000
Cost of residential real estate sold    11,073,000    26,563,000    24,254,000
Compensation and related expenses       26,308,000    30,440,000    28,274,000
General and administrative              11,163,000    16,052,000    12,444,000
Depreciation and amortization            3,806,000     4,359,000     3,506,000
Interest expense                         2,951,000     3,528,000    11,441,000
                                       -----------   -----------   -----------
Total operating expenses                62,214,000    88,811,000    82,921,000
                                       -----------   -----------   -----------
Income before provision for
   income taxes                          3,606,000     8,240,000     8,438,000
Provision for income taxes               1,249,000     3,514,000     2,829,000
                                       -----------   -----------   -----------
Net Income                             $ 2,357,000   $ 4,726,000   $ 5,609,000
                                       ===========   ===========   ===========

Share Data:

Basic net income per share             $      0.27   $      0.52   $      0.68
Basic weighted average shares            8,700,883     9,018,250     8,218,983

Diluted net income per share           $      0.27   $      0.50   $      0.58
Diluted weighted average shares          8,888,498    10,127,807    10,014,601

                See notes to consolidated financial statements.

                      Kennedy-Wilson, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                 Restricted     (Accumulated      Notes
                           Common Stock           Additional        Stock-        Deficit)/     Receivable
                        ------------------         Paid-in        Deferred        Retained         From
                         Shares        Amount      Capital       Compensation     Earnings     Stockholders       Total
                        ---------      -------   -----------     ------------   -----------    ------------    -----------
Balance,
  January 1, 1999       6,597,075      $66,000   $28,888,000                    $(5,970,000)   $   (204,000)   $22,780,000

Issuance of
  common stock          2,490,587       25,000    18,452,000                                                    18,477,000
Repurchase of
  common stock            (21,000)                  (184,000)                                                     (184,000)
Repayment on notes
  receivable from
  stockholders                                                                                        4,000          4,000
Net income                                                                        5,609,000                      5,609,000
                        ---------      -------   -----------     -----------    -----------     -----------    -----------
Balance,
  December 31, 1999     9,066,662       91,000    47,156,000                       (361,000)       (200,000)    46,686,000

Issuance of
  common stock             78,500        1,000       264,000                                                       265,000
Repurchase of
  common stock           (496,522)      (5,000)   (2,462,000)                                                   (2,467,000)
Repayment on notes
  receivable from
  stockholders                                                                                       54,000         54,000
Net income                                                                        4,726,000                      4,726,000
                        ---------      -------   -----------     -----------    -----------     -----------    -----------
Balance,
  December 31, 2000     8,648,640       87,000    44,958,000                      4,365,000        (146,000)    49,264,000
Issuance of
  restricted stock         70,000        1,000     2,974,000     $(2,975,000)                                           --
Amortization of
  deferred compensation                                              298,000                                       298,000
Issuance of
  common stock            144,000        1,000       238,000                                                       239,000
Repurchase of
  common stock            (73,352)      (1,000)     (317,000)                                                     (318,000)
Repayment on notes
  receivable from
  stockholders                                                                                      146,000        146,000
Net income                                                                        2,357,000                      2,357,000
                        ---------      -------   -----------     -----------    -----------     -----------    -----------
Balance,
  December 31, 2001     8,789,288      $88,000   $47,853,000     $(2,677,000)   $ 6,722,000     $        --    $51,986,000
                        =========      =======   ===========     ===========    ===========     ===========    ===========

                See notes to consolidated financial statements.

                      Kennedy-Wilson, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                Year ended December 31,
                                                      --------------------------------------------
                                                          2001            2000            1999
                                                      ------------    ------------    ------------
Cash flows from operating activities:
Net income                                            $  2,357,000    $  4,726,000    $  5,609,000
Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization                        3,806,000       4,359,000       3,506,000
Equity in joint venture income                          (5,592,000)     (6,236,000)     (2,049,000)
Gains on sale of joint venture                                   -               -      (2,406,000)
Gains on sales of real estate                             (281,000)              -      (8,546,000)
Gains on restructured notes receivable - non-cash                -        (744,000)     (1,791,000)
Interest on senior unsecured notes - non-cash              158,000               -               -
Compensation expense for restricted stock                  298,000               -               -
Change in assets and liabilities:
Accounts receivable                                      4,746,000      (3,865,000)     (1,860,000)
Contracts and other assets                              (5,087,000)     (3,069,000)     (1,680,000)
Accounts payable                                        (1,799,000)       (120,000)        651,000
Accrued expenses                                        (3,888,000)     (4,191,000)      2,072,000
                                                      ------------    ------------    ------------
Net cash used in operating activities                   (5,282,000)     (9,140,000)     (6,494,000)
                                                      ------------    ------------    ------------
Cash flows from investing activities:
Purchase of contracts and other assets                    (200,000)       (637,000)     (4,806,000)
Dispositions of contracts and other assets                       -               -           3,000
Collections of notes receivable                          5,396,000      12,079,000      10,982,000
Additions to notes receivable                           (9,206,000)       (843,000)    (14,984,000)
Purchase and additions to real estate held for sale     (3,965,000)    (26,984,000)    (28,037,000)
Proceeds from sales of real estate held for sale        18,564,000      25,759,000)     45,684,000
Proceeds from sale of joint venture                              -               -       6,550,000
Acquisition of property management companies              (400,000)     (2,094,000)     (7,549,000)
Distributions from joint ventures                       21,719,000      19,716,000       2,495,000
Contributions to joint ventures                        (20,792,000)    (20,642,000)    (14,475,000)
Cash - restricted decrease                                  68,000       1,405,000       6,067,000
                                                      ------------    ------------    ------------
Net cash provided by investing activities               11,184,000       7,759,000       1,930,000
                                                      ------------    ------------    ------------
Cash flow from financing activities:
Issuance of mortgage loans payable                       2,730,000       7,727,000      34,055,000
Repayment of mortgage loans payable                     (5,374,000)     (8,851,000)    (56,937,000)
Borrowings under lines of credit                        27,766,000      32,542,000      27,374,000
Repayment of lines of credit                           (26,797,000)    (31,137,000)    (13,355,000)
Borrowings under notes payable                          10,447,000       9,265,000      15,708,000
Repayment of notes payable                              (8,848,000)    (10,055,000)    (20,786,000)
Issuance of senior unsecured notes                               -      14,128,000               -
Cost of obtaining financing                                      -      (1,105,000)        113,000
Issuance of subordinated debt                                    -               -       7,500,000
Repayment of subordinated debt                                   -      (9,000,000)    (12,000,000)
Issuance of common stock                                   239,000         265,000      18,477,000
Repurchase of common stock                                (318,000)     (2,467,000)       (184,000)
Loan repayments from stockholders                          146,000          54,000           4,000
                                                      ------------    ------------    ------------
Net cash (used in) provided by financing activities         (9,000)      1,366,000         (31,000)
                                                      ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents     5,893,000         (15,000)     (4,595,000)
Cash and cash equivalents, beginning of year             5,228,000       5,243,000       9,838,000
                                                      ------------    ------------    ------------
Cash and cash equivalents, end of year                $ 11,121,000    $  5,228,000    $  5,243,000
                                                      ============    ============    ============

(Continued)

                      Kennedy-Wilson, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

Supplemental Disclosures of Cash Flow Information:

                                                 Year ended December 31,
                                          -------------------------------------
                                             2001         2000         1999
                                          ----------   ----------   -----------
Cash Paid During the Year For:

Interest                                  $4,248,000   $5,804,000   $13,039,000
Interest capitalized                      $2,288,000   $2,496,000   $   998,000
Income taxes                              $  565,000   $  300,000   $ 1,367,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During 2000 the Company acquired a preferred stock interest in a single purpose entity with the following consideration, reduction of real estate held for sale of $16.4 million and reduction of mortgage notes payable and other liabilities of $5.6 million, offset against an investment in joint ventures of $10.8 million (See Note 12 - Related Party Transactions).

During 2000 the Company acquired a preferred stock interest in a single purpose entity with the following consideration, reduction of prepaid expenses of $1.2 million and reduction of accounts payable of $80,000, offset against an investment in joint ventures of $1.12 million (See Note 12 -Related Party Transactions).

During 1999 the Company acquired a preferred stock interest in five single purpose entities with the following consideration, reduction of real estate held for sale and other assets of $85.3 million and reduction of mortgage notes payable and other liabilities of $80.6 million, offset against an investment in joint ventures of $4.7 million (See Note 12 - Related Party Transactions).

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

                      Kennedy-Wilson, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Kennedy-Wilson, Inc., a Delaware corporation, and its subsidiaries (the "Company"), provides real estate property management, brokerage and marketing services in the U.S. and in Japan, primarily to institutional investors, financial institutions, developers and government agencies. The Company also acquires, renovates and resells commercial and residential real estate, invests in non-performing note receivable portfolios, and invests in real estate and distressed note joint venture funds with institutional investor clients.

In 1998, the Company acquired from Heitman Financial Ltd., a wholly owned subsidiary of United Asset Management Corporation, all of the outstanding shares of Heitman Properties, Ltd., a property management company. During 1999, the Company acquired Coastal Commercial Real Estate Services, Inc., a Los Angeles-based property management and leasing company; Jones Lang Wooton California, Inc., a regional property management firm,; TRF Management Corp., a commercial property management and brokerage firm primarily in the pacific northwest; Fults & Associates, Inc, a property management firm with a portfolio primarily in the south and southwest markets and SynerMark Companies, a property management company based primarily in Texas. These transactions were accounted for using the purchase method of accounting. Accordingly, the results of operations of these acquisitions are included in the consolidated financial statements from the date of acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and joint ventures in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated. Assets and liabilities denominated in foreign currencies are translated at rates of exchange prevailing on the date of the consolidated balance sheet, while income statement items are translated at average rates of exchange for the year. The foreign currency translation adjustment is not material.

REVENUE RECOGNITION - Property management fees are recognized over time as earned based upon the terms of the management agreement. Brokerage commissions are generally recognized when all services to be provided by the Company have been performed. Residential real estate sales revenue and gains on sale of commercial property are recognized at the close of escrow when title to the real property passes to the buyer. The Company follows the requirements for profit recognition as set forth by Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company presents sales of commercial real estate on a net gain on sale basis due to the fact that these properties are typically held for two to three years and generate rental income and operating expenses during the holding period. Residential real estate is accounted for as inventory because these properties are generally held for less than one year and do not generate income during the holding period. Accordingly, gross revenue and cost of sales are presented separately on the statements of income. Revenues on notes receivable are recognized based on the following criteria. Payments on performing notes are applied to principal and interest based on their terms. Cash payments on defaulted notes are applied to the cost basis until fully recovered before any revenue is recognized. When notes purchased are subsequently structured into performing collateralized notes, with a market rate of interest and an initial cash payment of 15% has been collected, the difference between the cost basis of the asset and the fair value of the note is recorded as revenue.

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

GOODWILL - Goodwill results from the difference between the purchase price and the fair value of the net assets acquired based upon the purchase method of accounting for business combinations under Accounting Principals Board Opinion Number 16. The allocated amount, as determined by Company management, is being amortized over 30 years using the straight-line method. Goodwill is reviewed for impairment on a regular basis by Company management by comparison to future expected cash flows. During 2001 and 2000, additional earnouts were added to goodwill in the amount of $400,000 and $2,094,000, respectively. Payouts in future years are anticipated. Amortization of goodwill totaled approximately $882,000, $742,000 and $612,000 in 2001, 2000 and 1999, respectively.
Accumulated amortization was $2,478,000 and $1,596,000 at December 31, 2001 and 2000, respectively.

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

NOTES RECEIVABLE - The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Accordingly, impaired loans are measured based upon the present value of expected future cash flows, discounted at the loans' effective interest rate or, if readily determinable, the loans' observable market price or the fair value of the collateral if the loan is collateral dependant.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS 142, which is effective January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company is currently evaluating the impact that these standards will have on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its full evaluation of the impact the adoption of SFAS 144 but does not expect a material impact on the Company's financial position or results of operations.

MINORITY INTEREST - In 2000, the Company sold shares of Kennedy-Wilson Japan, one of its subsidiaries, to third party investors and certain employees, the minority interest of which is not material.

RECLASSIFICATION - Certain reclassifications have been made to the 2000 and 1999 balances to conform with the 2001 presentation.

NOTE 3 - NOTES RECEIVABLE

Notes receivable consists primarily of non-performing note pools and related assets acquired from financial institutions in the U.S. and Japan. Notes receivable consist of the following:

                                                                                           December 31,
                                                                                   ----------------------------
                                                                                      2001               2000
                                                                                   ----------         ----------
Note receivable, fixed rate of 10%, payable in full March 2004 subject to borrower's right to extend the maturity date for three consecutive one-year
  periods, collaterized by land in Hawaii                                         $ 5,425,000                -


Note receivable, fixed rate of 10%, interest due monthly, maturity date of May
  2002, secured by Purchase Money Mortgage, Security Agreement and Financing
  Statement covering property located in Waikoloa and Ouli, Hawaii                  2,150,000         $3,025,000


Note receivable, fixed rate of 9.25%, interest due monthly, maturity date of
  January 2007, secured by real property in Virginia                                1,753,000          1,708,000


Note receivable, fixed rate of 14.36%, principal and interest due monthly, maturity date of April 2009, secured by Subordinated Deed of Trust with
  Assignments of Rent covering real property in California                                -            2,973,000


Other note receivable pools in the U.S. and Japan with
  various interest rates and maturity dates, secured by
  real estate, personal property or guarantees                                      5,802,000          3,614,000
                                                                                  -----------        -----------
                                                                                  $15,130,000        $11,320,000
                                                                                  ===========        ===========

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate held for sale is comprised of commercial and residential properties and land and it is accounted for at the lower of carrying amount or fair value less cost to sell. Both commercial and residential real estate are classified as held for sale as the Company's intent is to acquire and dispose of properties as part of its normal course of business. Residential real estate, which is typically not held for more than one-year, is accounted for as inventory and is not depreciated. Commercial real estate is generally held for a period of one to three years and is depreciated unless it is subject to a plan of disposition. Except for the land in Hawaii and San Diego, all properties are encumbered by mortgage loans that are non-recourse. Real estate held for sale includes the following:

                                                             December 31,
                                                      --------------------------
                                                         2001           2000
                                                      -----------    -----------
Commercial land:
Santa Monica, California - 4 lots                     $ 4,066,000    $ 2,890,000
Houston, Texas - 7 acres                                  300,000             --
Hawaii - 542 acres                                             --     10,073,000
                                                      -----------    -----------
                                                        4,366,000     12,963,000
                                                      -----------    -----------
Residential properties and land:
Cathedral City, California - 109 lots                          --      6,002,000
San Diego, California - 155 acres                         283,000        283,000
                                                      -----------    -----------
                                                          283,000      6,285,000
                                                      -----------    -----------
                                                      $ 4,649,000    $19,248,000
                                                      ===========    ===========

Depreciation expense totaled $0, $130,000 and $912,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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


                                                        December 31,
                                                 --------------------------
                                                      2001          2000
                                                 ------------  ------------

Balance sheets for equity method investments:

 Cash and cash equivalents                       $ 29,821,000  $ 21,361,000
 Receivable                                        57,258,000    36,457,000
 Real estate                                      408,842,000   279,477,000
                                                 ------------  ------------
 Total assets                                    $495,921,000  $337,295,000
                                                 ============  ============

 Accounts payable and accrued expenses           $130,329,000  $ 41,236,000
 Mortgages payable                                293,091,000   244,011,000
                                                 ------------  ------------
 Total liabilities                                423,420,000   285,247,000

 Partners' capital
  Kennedy-Wilson                                   26,414,000    24,864,000
  Other partners                                   46,087,000    27,184,000
                                                 ------------  ------------
 Total partners' capital                           72,501,000    52,048,000
                                                 ------------  ------------
 Total liabilities and partners' capital         $495,921,000  $337,295,000
                                                 ============  ============


Total investments comprise the following:


Investments, equity method - affiliates          $ 3,014,000   $11,635,000
Investments, equity method - non-affiliates       23,400,000    13,229,000
                                                 -----------   -----------
  Total investments, equity method                26,414,000    24,864,000
                                                 -----------   -----------

Investments, cost method - affiliates              3,550,000     2,471,000
Investments, cost method - non-affiliates         17,160,000    15,124,000
                                                 -----------   -----------
  Total investments, cost method                  20,710,000    17,595,000
                                                 -----------   -----------
  Total investments                              $47,124,000   $42,459,000
                                                 ===========   ===========




                                                    Year ended December 31,
                                            ----------------------------------------
                                                 2001          2000          1999
                                            ------------   -----------   -----------
Statements of income:
  Revenues                                   $192,763,000   $83,460,000   $63,921,000
  Expenses                                    152,214,000    81,325,000    55,962,000
                                             ------------   -----------   -----------
Net income                                   $ 40,549,000   $ 2,135,000   $ 7,959,000
                                             ============   ===========   ===========

Net income allocation:
  Kennedy-Wilson                             $  5,049,000   $ 1,787,000   $ 2,049,000
  Other partners                               35,500,000       348,000     5,910,000
                                             ------------   -----------   -----------
Net income                                   $ 40,549,000   $ 2,135,000   $ 7,959,000
                                             ============   ===========   ===========


Total income from joint ventures:
  Equity method investments                  $  5,049,000   $ 1,787,000   $ 2,049,000
  Cost method investments                         543,000     4,449,000            --
                                             ------------   -----------   -----------
                                             $  5,592,000   $ 6,236,000   $ 2,049,000
                                             ============   ===========   ===========

In 1999, the Company sold its 15% interest in the joint venture known as Downtown Properties NY LLC for approximately $6.5 million.

The Company has certain investments in joint ventures in which the Company's investment is in the form of preferred stock. These investments are accounted for under the equity method of accounting. The Financial Accounting Standards Board is currently considering new rules in accounting for the consolidation of joint venture investments and investments utilizing preferred stock. Under such new rules, the Company may have to consolidate these entities in the future. Should the Company consolidate these entities, there would be no effect on net income, and there would be an increase in assets and liabilities at December 31, 2001 in the amounts of $15.6 million and $14.8 million, respectively.

NOTE 6 - CONTRACTS AND OTHER ASSETS

The Company amortizes acquired property management contracts over a seven-year period. Contracts and other assets consist of the following:

                                                         December 31,
                                               --------------------------------
                                                   2001                2000
                                               ------------        ------------
Contracts                                      $  9,448,000        $  9,448,000
Office furniture and equipment                    3,464,000           3,337,000
Leasehold improvements                            1,056,000           1,065,000
Equipment under capital leases                    1,689,000           1,746,000
                                               ------------        ------------
                                                 15,657,000          15,596,000
Less: Accumulated depreciation
        and amortization                         (7,012,000)         (4,601,000)
                                               ------------        ------------
                                                  8,645,000          10,995,000

Prepaid expenses                                  4,807,000           1,894,000
Loan fees                                           895,000           1,122,000
Deposits, prepaid rents and other                 4,896,000           2,588,000
                                               ------------        ------------
                                               $ 19,243,000        $ 16,599,000
                                               ============        ============

Depreciation and amortization expense was $2,924,000, $2,439,000 and $1,448,000 for 2001, 2000 and 1999, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of notes receivable and property management companies, and included the following:

                                                                                         December 31,
                                                                                   ------------------------
                                                                                       2001         2000
                                                                                   -----------   ----------
Note payable, fixed rate of 9.75% for first year, then variable based on weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 3.75%, 9.75% and 9.84% at December 31, 2001 and
  2000, respectively, interest payable monthly, due May 2002                      $ 1,620,000   $2,277,000

Note payable, variable interest based on prime rate plus 1.5%, interest payable
  monthly, 11% at December 31, 2000, due July 2001                                         --    1,738,000

Note payable, fixed rate of 8.5%, interest accrued monthly, principal payment of
  $300,000 due January 2000, three additional principal and interest payments of
  $666,667, due on each anniversary date, due October 2002                            605,000    1,186,000

Note payable, fixed rate of 8.5%, interest accrued monthly, three principal and
  interest payments of $666,667 due on each anniversary date, due November 2002        615,000    1,195,000

Note payable, variable based on weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 4%, 7.5% and
  10.17% at December 31, 2001 and 2000, respectively, payable monthly, due
  September 2002                                                                       279,000      279,000

Yen-denominated borrowings with interest rates
  ranging from 1.925% to 4.625%, due from 2002 to 2005                               6,903,000    1,748,000
                                                                                   -----------   ----------
                                                                                   $10,022,000   $8,423,000
                                                                                   ===========   ==========

The maturity of notes payable for the years 2002, 2003, 2004 and 2005 are $6,267,000, $2,267,000, $1,427,000 and $61,000,
respectively.


NOTE 8 - BORROWINGS UNDER LINES OF CREDIT

The Company has entered into a loan agreement with East West Bank that provides the Company with a credit facility (the "facility") for use in acquisitions and working capital purposes in the amount of $15 million and $19 million at December 31, 2001 and 2000, respectively. The loans under the facility bear interest at the three-month LIBOR plus 3%, payable monthly. At December 31, 2001 and 2000, the facility had an interest rate of 5.081% and 9.736%, respectively. The facility expires in June 2002. The principal amount of outstanding loans was $14,801,000 and $18,109,000 at December 31, 2001 and 2000, respectively.

The Company has entered into an unsecured revolving loan agreement with United California Bank (formerly Tokai Bank of California) for $13 million. The loan bears interest at the lesser of LIBOR plus three hundred basis points or Prime Rate, payable monthly. At December 31, 2001 and 2000, the loan had an interest rate of 4.75% and 9.5%, respectively. The loan expires June 30, 2002. The principal amount of outstanding loans was $11,771,000 and $10,232,000 at December 31, 2001 and 2000, respectively.

The Company's Japanese subsidiary has unsecured yen-denominated lines of credit pursuant to which it can borrow up to $4.2 million. At December 31, 2001 and 2000, yen borrowings in the principal amount of $3,335,000 and $597,000, respectively were outstanding under these lines of credit. These borrowings bear interest rates from 1.375% to 2.5% per annum and become due on various dates in 2002.

The Company's ability to borrow under these facilities is subject to compliance with certain financial covenants. As of December 31, 2001, the Company was in compliance with the covenants.

NOTE 9 - MORTGAGE LOANS PAYABLE

                                                                                       December 31,
                                                                                  -----------------------
                                                                                     2001         2000
                                                                                  ----------   ----------


Mortgage note payable, variable interest based on greater of 7.5% or prime rate plus 1%, 7.5% at December 31, 2001, interest payable monthly, due April
  2002, collateralized by four lots on 15th Street in Santa Monica, California    $1,993,000           --

Mortgage note payable, variable interest based on prime rate plus 1.5%, 11% at
  December 31, 2000, interest payable monthly, due January 2001, collateralized
  by four lots on 15th Street in Santa Monica, California                                 --   $1,000,000

Mortgage note payable, variable interest based on prime rate plus 1%, interest payable monthly, due between March and July 2001,
  collateralized by 109 housing lots in Cathedral City, California                        --    3,637,000
                                                                                  ----------   ----------
                                                                                  $1,993,000   $4,637,000
                                                                                  ==========   ==========

NOTE 10 - SENIOR UNSECURED NOTES

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

In connection with the issuance of the notes, the Company issued warrants to the purchasers of the notes for the purchase of 597,888 shares of the common stock of the Company at an exercise price of $6.25 per share. The warrants expire June 22, 2008. The warrants contain a put provision that requires the Company, at the option of the note holders, to repurchase the common shares issued upon exercise of the warrants at the prevailing market price, during years four through six of the warrant term.

The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation. The estimated fair value of the warrants at issuance was recorded as deferred loan costs and deducted from the note balance. The deferred loan costs are being amortized on a straight-line basis over the life of the notes. A liability was also recorded for the fair value of the warrants, which is adjusted quarterly to record the warrants at their estimated fair value while they are outstanding, with the change in value recorded as an increase or decrease to interest expense. The estimated fair value of the warrants was $714,000 and $914,000 at December 31, 2001 and 2000, respectively, and is included in accrued expenses and other liabilities.

NOTE 11 - SUBORDINATED DEBT

The Company has issued convertible subordinated debentures in the aggregate principal amount of $7.5 million. The debentures have a term of seven years and an interest rate of 6%, payable monthly. The debentures are presently convertible into 750,000 shares of Company's common stock at any time by the holders at a conversion price of $10 per share, subject to adjustment.

NOTE 12 - RELATED PARTY TRANSACTIONS

In 1999, the Company transferred to Camden Investment Property Group Inc., ("Camden"), an entity controlled by executives of the Company, all of the common stock of the single purpose entities which were formed to acquire the commercial properties known as 1055 Wilshire Blvd., 6380 Wilshire Blvd., 5900 Sepulveda Blvd., and 7080 Hollywood Blvd. in exchange for cash of $200,000 and 4,000 shares of preferred stock in these entities. The Company's cost basis in the preferred stock is equivalent to its net book value in the transferred properties less the cash advance by Camden. These properties were sold in 2000. The Company also transferred 40% of its membership interest in 301 South Fair Oaks, LLC, the owner of 301 S. Fair Oaks, to Camden in exchange for $50,000. The property was sold in 2001.

In 2000, the Company transferred to Maple Investment Property Group Inc., ("Maple"), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to acquire the property known as 612 S. Flower Street, in exchange for cash of $300,000 and 1,000 shares of preferred stock in Maple. The Company's cost basis in the preferred stock is equivalent to its net book value in the transferred property less the cash payment by Maple. The property was sold in 2001 to a partnership in which the Company retained a 50% ownership interest.

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

In 2001, the Company transferred to Balcones Austin Investment Group, Inc. ("Balcones"), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to acquire two industrial projects and two parcels of vacant land for industrial development, in exchange for cash of $60,000 and 1,000 shares of preferred stock in Balcones. The Company's cost basis in the preferred stock is equivalent to its net book value less the cash payment by Balcones. The Company guaranteed 25% (which equates to $2.7 million) of the property mortgage until the debt coverage ratio of the property is at least 1.35 to 1.00. Also in 2001, the Company transferred to Balcones all of the common stock of a single purpose entity which was formed to purchase and develop a build-to-suit project for a community college. The development was completed and the project sold in 2001.

In 2001, the Company transferred to Bedford Investment Property Group, Inc. ("Bedford"), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to acquire an apartment building, in exchange for $25,000 and 1,000 shares of preferred stock in Bedford. The property was sold in 2001.

In 2001, the Company transferred to Roxbury Investment Property Group, Inc. ("Roxbury"), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which owned an office building and a parking lot, in exchange for $25,000 and 1,000 shares of preferred stock in Roxbury. The Company's cost basis in the preferred stock is equivalent to its net book value less the cash payment by Roxbury. The office building was sold in 2001.

In 2001, the firm of Kulik, Gottesman & Mouton Ltd. was paid $205,000 for legal services provided by the firm and director's fees for Kent Mouton, a partner in the firm and a member of the Company's Board of Directors. For 2000 and 1999, the amounts were $324,000 and $408,500, respectively.

In 2001, the firm of Solomon, Winnett & Girard was paid $181,000 for accounting services provided by the firm. Jerry Solomon, a partner in the firm, joined the Company's Board of Directors in 2001 and was paid director's fees in the amount of $4,500.

During 2001, 2000 and 1999, the Company received property management, brokerage, leasing commissions and other fees from affiliates in the amounts of $9,979,000, $4,455,000 and $2,290,000, respectively.

NOTE 13 - INCOME TAXES

The Company's income before provision for income taxes is as follows:

                      Year ending December 31,
                 ----------------------------------
                       2001        2000        1999
                 ----------  ----------  ----------
United States    $1,062,000  $3,796,000  $6,537,000
Foreign           2,544,000   4,444,000   1,901,000
                 ----------  ----------  ----------
Total            $3,606,000  $8,240,000  $8,438,000
                 ==========  ==========  ==========



The provision for income taxes consists of the following:


                                            Year ending December 31,
                                ------------------------------------------------
                                   2001               2000               1999
                                -----------        -----------        ----------

Current
     Federal                    $   361,000        $ 2,395,000        $1,795,000
     State                           51,000            332,000           263,000
     Foreign                      3,218,000            900,000           587,000
                                -----------        -----------        ----------
                                  3,630,000          3,627,000         2,645,000
Deferred                         (2,381,000)          (113,000)          184,000
                                -----------        -----------        ----------
Total                           $ 1,249,000        $ 3,514,000        $2,829,000
                                ===========        ===========        ==========

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:


                                                Year ending December 31,
                                        ---------------------------------------
                                            2001          2000          1999
                                        -----------    ----------   -----------

Tax computed at statutory rate          $ 1,259,000    $2,884,000   $ 2,953,000
State income net of federal benefit          70,000       214,000       175,000
Foreign income                               82,000       109,000      (226,000)
Other                                      (162,000)      307,000       (73,000)
                                        -----------    ----------   -----------
Provision for income taxes              $ 1,249,000    $3,514,000   $ 2,829,000
                                        ===========    ==========   ===========

The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                  -----------------------------
                                                         2001              2000
                                                  -----------       -----------
Deferred tax assets:
     Accrued reserves                             $   136,000       $    35,000
     Auction marketing expenses                         9,000             8,000
     Foreign tax credit                             1,085,000                --
     Deferred compensation                          1,072,000         1,167,000
                                                  -----------       -----------
     Total deferred tax assets                      2,302,000         1,210,000
                                                  -----------       -----------
Deferred tax liabilities:
     Prepaid expenses                              (2,187,000)         (134,000)

     Depreciation                                    (965,000)       (1,791,000)
                                                  -----------       -----------
     Total deferred tax liabilities                (3,152,000)       (1,925,000)
                                                  -----------       -----------
Net deferred tax liability                        $  (850,000)      $  (715,000)
                                                  ===========       ===========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under scheduled capital and operating leases, net of subleases, that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                          Capital      Operating
Year                                                       Leases         Leases
----                                                   ----------     ----------

2002                                                   $  366,000     $2,878,000
2003                                                       88,000      2,551,000
2004                                                       62,000      1,524,000
2005                                                           --      1,028,000
2006                                                           --        720,000
Thereafter                                                     --        133,000
                                                       ----------     ----------
Total minimum payments                                 $  516,000     $8,834,000
Amount representing interest                             (125,000)    ==========
                                                       ----------
Obligations under capital leases                       $  391,000
                                                       ==========

Net rental expense amounted to $3,527,000, $2,731,000, and $1,953,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with all of its principal officers which provide for annual base compensation in the aggregate amount of $1,715,000 and expire at various dates through December 2003, with one expiring in December 2009. The employment agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives. The Company also has employment agreements with various other non-officer employees, which provide for minimum annual compensation of $2,674,000 in total, expiring at various dates through March 2003.

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

The following table sets forth activity under the plans:

                                                                                                    Weighted
                                                                                                     Average
                                                                          Range of                  Exercise
                                                  Options              Exercise Prices                 Price
                                                 ---------             ---------------              --------
Outstanding, January 1, 1999                     1,116,570             $ 0.93 - $12.96                 $4.11
Granted                                            402,180             $ 7.09 - $10.43                 $8.09
Exercised                                         (110,550)            $ 0.95 - $ 3.72                 $2.66
Forfeited                                          (54,540)            $ 1.57 - $12.96                 $7.22
                                                 ---------
Balance, December 31, 1999                       1,353,660             $ 0.93 - $12.96                 $5.28
Granted                                             74,000             $ 5.25 - $ 8.00                 $5.94
Exercised                                          (78,500)            $ 1.07 - $ 8.33                 $2.46
Forfeited                                          (84,600)            $ 7.38 - $10.43                 $8.36
                                                 ---------
Balance, December 31, 2000                       1,264,560             $ 0.93 - $12.96                 $5.32
Granted                                            246,040             $ 3.80 - $ 4.50                 $3.87
Exercised                                         (144,000)            $ 0.95 - $ 1.81                 $1.45
Forfeited                                         (108,000)            $ 7.38 - $ 8.33                 $8.11
                                                 ---------
Balance, December 31, 2001                       1,258,600             $ 0.93 - $12.96                 $5.20
                                                 =========

                             Options Outstanding                Options Exercisable
                  -----------------------------------------   ----------------------
                                                   Weighted                 Weighted

                       Number   Weighted Average    Average        Number    Average
   Range of       Outstanding      Remaining       Exercise   Exercisable   Exercise
Exercise Prices      12/31/01   Contractual Life      Price      12/31/01      Price
---------------   -----------   ----------------   --------   -----------   --------
$ 0.93 - $ 2.13       230,580         1.15           $ 2.02       230,580     $ 2.02
$ 3.33 - $ 4.50       468,790         3.14           $ 3.79       222,750     $ 3.69
$ 5.25 - $ 6.13        60,000         3.46           $ 5.46        19,998     $ 5.46
$ 7.00 - $ 9.00       485,730         2.01           $ 7.83       374,876     $ 7.84
$12.96                 13,500         0.62           $12.96        13,500     $12.96
                    ---------                                     -------
                    1,258,600                                     861,704
                    =========                                     =======


The number of options exercisable at December 31, 2001, 2000 and 1999 were 861,704, 852,088 and 553,419, respectively.

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under the stock options plans. Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income on a pro forma basis for the years ended December 31, 2001, 2000 and 1999 would have been $2,058,000, $4,312,000 and $4,819,000, respectively. In addition, on a pro forma basis, the Company's basic and diluted net income per share for the year ended December 31, 2001, would have been $0.24 and $0.23, respectively. For the year ended December 31, 2000, the Company's basic and diluted net income per share, on a proforma basis, would have been $0.46 and $0.41, respectively. For the year ended December 31, 1999, the Company's basic and diluted net income per share, on a pro forma basis, would have been $0.59 and $0.48, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield, (b) expected volatility of the Company's stock of 56%, (c) risk free interest rate of 6% for all periods, (d) expected option life of three years.

At December 31, 2001, total warrants for the purchase of 927,000 shares of the Company's common stock were outstanding. The warrants have exercise prices ranging from $6.25 to $10.00 per share and expire between 2003 and 2008.

NOTE 16 - CAPITAL STOCK TRANSACTIONS

Effective January 1, 2001 the Company granted 700,000 shares under a restricted stock agreement with the Company's chairman pursuant to the terms of his employment agreement.

In 2000, the Company announced a stock buy back program for up to one million shares. During the years ended December 31, 2001 and 2000, the Company acquired approximately 73,000 and 497,000 shares, respectively.

In 2000, in connection with the issuance of the 12% Senior unsecured notes, the Company issued warrants to the purchasers of the notes for the purchase of 597,888 shares of the common stock of the Company at an exercise price of $6.25 per share. The warrants expire June 22, 2008. See Note 10.

In 1999, the Company purchased, at fair value, 21,000 shares of the Company's common stock from one of the holders of the debentures.

Also in 1999, the Company completed a public offering of 2,300,000 shares of its common stock, resulting in net proceeds of approximately $18 million. The proceeds of the offering were used to pay down existing debt.

NOTE 17 - EMPLOYEE BENEFIT ARRANGEMENTS

EMPLOYEE PROFIT SHARING PLAN - The Company maintains a profit sharing plan covering all full-time employees over the age of 21, who have completed three months of service prior to January 1 and July 1 of each year. Contributions to the profit sharing plan are made solely at the discretion of the Company's Board of Directors. No contributions were made for the years ended December 31, 2001, 2000 and 1999.

In addition, the Company has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions, which authorize the Company to make discretionary contributions. During 2001, 2000 and 1999 the Company made matching contributions of $197,000, $226,000 and $39,000, respectively, to this plan.

DEFERRED COMPENSATION PLAN - The Company has a non-qualified deferred compensation plan to provide specified benefits to a select group of management and key employees and directors who contribute materially to the continued growth, development and future business success of the Company. Under this plan, participants are able to make salary deferral contributions of up to 100% of their total compensation. The plan also includes provisions, which authorize the Company to make discretionary contributions. During 2001, 2000 and 1999, the Company made matching contributions of $0, $1,078,000 and $1,000,000, respectively.

NOTES RECEIVABLE FROM STOCKHOLDERS - In 1997, a group of key employees, including its principal executive officers, purchased 329,913 shares of the Company's outstanding stock for cash in a private transaction with an institutional investor. The Company provided recourse loans for the employees to purchase the stock totaling approximately $1.3 million. The balance outstanding as of December 31, 2001 and 2000 was $0 and $146,000, respectively. The interest rate on the notes receivable was prime plus 1%, with interest payable semi-annually, and the notes matured upon the termination of employment or the sale of the stock by the employee.

NOTE 18 - SEGMENT INFORMATION

The Company's business activities currently consist of property management, commercial and residential brokerage, and various type of real estate investments. The Company's segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments:

PROPERTY MANAGEMENT - The Company is a nationwide commercial and residential property management and leasing company, providing a full range of services relating to property management. The Company also provides asset management services for some of our joint ventures.

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

The Company did not generate material intersegment revenues for the periods ended December 31, 2001, 2000 and 1999. The Company does not disclose based on geographic segments due to immateriality. The Company does not include capital expenditures by segment as part of the decision making process. The amounts representing investments with related parties and non-affiliates are included in the investment segment.

The following tables reconcile the Company's income and expense activity for the year ended December 31, 2001 and balance sheet data as of December 31, 2001.

              2001 Reconciliation of Reportable Segment Information

                                             Property
                                            Management       Brokerage     Investments     Corporate      Consolidated
                                            ----------      -----------    -----------    -----------     ------------
Property management and leasing fees        $27,242,000     $ 5,031,000    $ 1,115,000                    $ 33,388,000
Commissions                                   2,016,000       9,216,000      1,603,000                      12,835,000
Sales of residential real estate                                            10,993,000                      10,993,000
Equity in joint venture income                                4,608,000        984,000                       5,592,000
Gain on sale of commercial real estate                          281,000                                        281,000
Gain on restructured notes receivable                           679,000        287,000                         966,000
Intestest and other income                                      594,000        337,000    $   834,000        1,765,000
                                            -----------     -----------    -----------    -----------     ------------
Total revenue                                29,258,000      20,409,000     15,319,000        834,000       65,820,000
                                            -----------     -----------    -----------    -----------     ------------
Depreciation and amortization                                                               3,806,000        3,806,000
Interest expense                                                               981,000      1,970,000        2,951,000
Other expenses                               26,781,000      12,951,000     12,584,000      3,141,000       55,457,000
                                            -----------     -----------    -----------    -----------     ------------
Total operating expenses                     26,781,000      12,951,000     13,565,000      8,917,000       62,214,000
                                            -----------     -----------    -----------    -----------     ------------
Income before provision for income taxes    $ 2,477,000     $ 7,458,000    $ 1,754,000    $(8,083,000)    $  3,606,000
                                            ===========     ===========    ===========    ===========     ============

Total assets                                $15,976,000     $31,598,000    $42,348,000    $39,591,000     $129,513,000
                                            ===========     ===========    ===========    ===========     ============

The following tables reconcile the Company's income and expense activity for the year ended December 31, 2000 and balance sheet data as of December 31, 2000.

              2000 Reconciliation of Reportable Segment Information

                                          Property
                                         Management    Brokerage    Investments    Corporate    Consolidated
                                        ------------  ------------  ------------  ------------  ------------
Property management and
   leasing fees                         $ 37,458,000  $  1,491,000  $    192,000                $ 39,141,000
Commissions                                2,349,000     8,177,000     4,312,000                  14,838,000
Sales of residential real
   estate                                                             30,166,000                  30,166,000
Equity in joint venture income                           1,913,000     4,323,000                   6,236,000
Gain on restructured notes
   receivable                                            1,531,000     2,075,000                   3,606,000
Interest and other income                                  479,000     1,125,000  $  1,460,000     3,064,000
                                        ------------  ------------  ------------  ------------  ------------
Total revenue                             39,807,000    13,591,000    42,193,000     1,460,000    97,051,000
                                        ------------  ------------  ------------  ------------  ------------
Depreciation and amortization                                            133,000     4,226,000     4,359,000
Interest expense                                                         607,000     2,921,000     3,528,000
Other expenses                            37,114,000     8,078,000    31,248,000     4,484,000    80,924,000
                                        ------------  ------------  ------------  ------------  ------------
Total operating expenses                  37,114,000     8,078,000    31,988,000    11,631,000    88,811,000
                                        ------------  ------------  ------------  ------------  ------------
Income before provision for
   income taxes                         $  2,693,000  $  5,513,000  $ 10,205,000  $(10,171,000) $  8,240,000
                                        ============  ============  ============  ============  ============

Total assets                            $ 18,287,000  $ 22,649,000  $ 50,523,000  $ 40,937,000  $132,396,000
                                        ============  ============  ============  ============  ============

The following tables reconcile the Company's income and expense activity for the year ended December 31, 1999 and balance sheet data as of December 31, 1999.

              1999 Reconciliation of Reportable Segment Information

                                          Property
                                         Management    Brokerage     Investments   Corporate    Consolidated
                                        ------------  ------------  ------------  ------------  ------------
Property management and
   leasing fees                         $ 26,622,000  $  2,925,000                              $ 29,547,000
Commissions                                2,749,000     9,489,000  $  1,078,000                  13,316,000
Sales of residential real
   estate                                                             25,731,000                  25,731,000
Equity in joint venture income                             736,000     1,313,000                   2,049,000
Gain on sale of joint venture                            2,406,000                                 2,406,000
Gain on sale of commercial
   real estate                                           1,129,000     5,940,000                   7,069,000
Gain on restructured notes
   receivable                                                          2,877,000                   2,877,000
Rental income, net                                                     6,352,000                   6,352,000
Interest and other income                                  274,000     1,258,000  $    480,000     2,012,000
                                        ------------  ------------  ------------  ------------  ------------
Total revenue                             29,371,000    16,959,000    44,549,000       480,000    91,359,000
                                        ------------  ------------  ------------  ------------  ------------
Depreciation and amortization                                            912,000     2,594,000     3,506,000
Interest expense                                                       9,299,000     2,142,000    11,441,000
Other expenses                            22,157,000     5,409,000    26,868,000    13,540,000    67,974,000
                                        ------------  ------------  ------------  ------------  ------------
Total operating expenses                  22,157,000     5,409,000    37,079,000    18,276,000    82,921,000
                                        ------------  ------------  ------------  ------------  ------------
Income before provision for
   income taxes                         $  7,214,000  $ 11,550,000  $  7,470,000  $(17,796,000) $  8,438,000
                                        ============  ============  ============  ============  ============

Total assets                            $ 15,021,000  $ 16,670,000  $ 54,104,000  $ 49,355,000  $135,150,000
                                        ============  ============  ============  ============  ============

NOTE 19 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                   Year ended December 31,
                                          --------------------------------------
                                             2001          2000          1999
                                          ----------   -----------   -----------
Basic earnings per share:
Net income available to stockholders      $2,357,000   $ 4,726,000   $ 5,609,000
                                          ==========   ===========   ===========

Basic per share amount                    $     0.27   $      0.52   $      0.68
Weighted average shares                    8,700,883     9,018,250     8,218,983

Diluted earnings per share:
Net income                                $2,357,000   $ 4,726,000   $ 5,609,000
Income effect of dilutive
   securities, tax effected                       --       297,000       204,000
                                          ----------   -----------   -----------
Net income available to stockholders      $2,357,000   $ 5,023,000   $ 5,813,000
                                          ==========   ===========   ===========

Diluted per share amount                  $     0.27   $      0.50   $      0.58

Weighted average shares                    8,700,883     9,018,250     8,218,983
Weighted average shares,
   convertible debentures                         --       750,000       534,246
Options and warrants                         187,615       359,557     1,261,372
                                          ----------   -----------   -----------
Total diluted shares                       8,888,498    10,127,807    10,014,601
                                          ==========   ===========   ===========

The stock options and warrants excluded from the computation of diluted earnings per share due to their antidilutive effect were 2,303,314, 2,330,922, and 1,132,870 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 20 - UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

The following unaudited pro forma consolidated statement of income gives effect to the acquisition of five property management companies acquired during 1999. The proforma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. This unaudited pro forma condensed information does not purport to represent what the actual results of operations of the Company would have been assuming the acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                                                                        1999
                                                                     Pro Forma

Total revenue                                                       $105,590,000
Total operating expenses                                              95,352,000
                                                                    ------------
Income before income taxes                                            10,238,000

Provision for income taxes                                             3,414,000
                                                                    ------------
Net income                                                          $  6,824,000
                                                                    ============

Pro forma basic net income per share                                $       0.83
Pro forma basic weighted average shares                                8,218,983

Pro forma diluted net income per share                              $       0.70
Pro forma diluted weighted average shares                             10,014,601

NOTE 21 - UNAUDITED CONSOLIDATED QUARTERLY INFORMATION

                                              First          Second           Third          Fourth
                                             Quarter         Quarter         Quarter         Quarter
                                           -----------     -----------     -----------     -----------
Year ended December 31, 2001

Total revenue                              $17,681,000     $17,448,000     $14,781,000     $15,910,000
Total operating expenses                    17,060,000      16,427,000      13,747,000      14,980,000
                                           -----------     -----------     -----------     -----------
Income before income taxes                     621,000       1,021,000       1,034,000         930,000
Provision for income taxes                     236,000         388,000         394,000         231,000
                                           -----------     -----------     -----------     -----------
Net income                                 $   385,000     $   633,000     $   640,000     $   699,000
                                           ===========     ===========     ===========     ===========

Basic net income per share                       $0.04           $0.07           $0.07           $0.08
Diluted net income per share                     $0.04           $0.07           $0.07           $0.08

Year ended December 31, 2000

Total revenue                              $39,422,000     $20,960,000     $15,522,000     $21,147,000
Total operating expenses                    37,174,000      19,163,000      14,086,000      18,388,000
                                           -----------     -----------     -----------     -----------
Income before income taxes                   2,248,000       1,797,000       1,436,000       2,759,000
Provision for income taxes                     564,000         617,000         488,000       1,845,000
                                           -----------     -----------     -----------     -----------
Net income                                 $ 1,684,000     $ 1,180,000     $   948,000     $   914,000
                                           ===========     ===========     ===========     ===========

Basic net income per share                       $0.19           $0.13           $0.11           $0.10
Diluted net income per share                     $0.17           $0.12           $0.10           $0.10

NOTE 22 - SUBSEQUENT EVENT

In February 2002, the Company completed an initial public offering of the shares of its subsidiary, Kennedy-Wilson Japan, on NASDAQ-Japan (stock symbol 4321). The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company. The Company retained ownership of a majority of the subsidiary's shares after the public offering. Gross proceeds from the offering were $23.2 million.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Directors and Executive Officers of the Company will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2001, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to Executive Compensation will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2001 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to Security Ownership of Certain Beneficial Owners and Management will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2001, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to Certain Relationships and Related Transactions will be set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2001, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

      1. Financial Statements. Reference is made to the Index to Financial Statements and Schedules in Item 8 hereof.

      2. Financial Statement Schedules.

         Schedule III - Real Estate Owned      S-1

Supplemental financial statement schedules not listed above are omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

Exhibits:

Exhibit
Number       Description
-------      -----------

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

10.5.1 Fifth Amendment to Employment Agreement dated as of May 19, 1997 between the Company and William J. McMorrow.

10.5.2 Sixth Amendment to Employment Agreement dated as of August 20, 1998 between the Company and William J. McMorrow.

10.5.3 Seventh Amendment to Employment Agreement dated as of August 9, 1999 between the Company and William J. McMorrow.

10.5.4 Eighth Amendment to Employment Agreement dated as of December 13, 1999 between the Company and William J. McMorrow.

10.5.5* Ninth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and William J. McMorrow.

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

10.9.1 First Amendment to Employment Agreement dated as of May 19, 1997 between the Company and Richard Mandel.

10.9.2 Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Richard Mandel.

10.9.3 Third Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Richard Mandel.

10.9.4 Fourth Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Richard Mandel.

10.9.5* Fifth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and Richard Mandel.

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

10.10.2 Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Lewis Halpert.

10.10.3 Third Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Lewis Halpert.

10.10.4* Fourth Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Lewis Halpert.

10.10.5* Fifth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and Lewis Halpert.

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

10.11.1 Second Amendment to Employment Agreement dated April 1, 1998 between the Company and Freeman Lyle.

10.11.2 Third Amendment to Employment Agreement dated as of April 1, 1998 between the Company and Freeman Lyle.

10.11.3 Fourth Amendment to Employment Agreement dated as of April 1, 1999 between the Company and Freeman Lyle.

10.11.4* Fifth Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Freeman Lyle.

10.11.5* Sixth Amendment to Employment Agreement dated as of January 1, 2001 between the Company and Freeman Lyle.

10.11.6* Seventh Amendment to Employment Agreement dated as of March 28, 2001 between the Company and Freeman Lyle.

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

                                        KENNEDY-WILSON, INC.
Date:  March 29, 2002
                                        By: /s/ WILLIAM J. McMORROW
                                            --------------------------------
                                            William J. McMorrow
                                            Chairman of the Board and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           Name                           Title                      Date
           ----                           -----                      ----

  /s/ WILLIAM J. McMORROW     Chairman of the Board and         March 29, 2002
--------------------------    Chief Executive Officer
   William J. McMorrow        (Principal Executive Officer)

  /s/ FREEMAN A. LYLE         Executive Vice President,         March 29, 2002
--------------------------    Chief Financial Officer and
     Freeman A. Lyle          Secretary (Principal Financial
                              and Accounting Officer)

  /s/ LEWIS A. HALPERT        Executive Managing Director       March 29, 2002
--------------------------    and Director
     Lewis A. Halpert

  /s/ RICHARD A. MANDEL       Managing Director and Director    March 29, 2002
--------------------------
    Richard A. Mandel

  /s/ BARRY SCHLESINGER       Chairman, KWI Fund Management     March 29, 2002
--------------------------    Group and Director
    Barry Schlesinger

  /s/ MARY RICKS              Managing Director and Director    March 29, 2002
--------------------------
       Mary Ricks

  /s/ THOMAS BARRACK          Director                          March 29, 2002
--------------------------
      Thomas Barrack

  /s/ KENT MOUTON             Director                          March 29, 2002
--------------------------
       Kent Mouton

  /s/ DONALD PRELL            Director                          March 29, 2002
--------------------------
       Donald Prell


  /s/ JERRY R. SOLOMON        Director                          March 29, 2002
--------------------------
      Jerry R. Solomon

                              Kennedy-Wilson, Inc.
                        Schedule III - Real Estate Owned
                                December 31, 2001

                                                                                   Costs Capitalized
                                                      Initial Cost             Subsequent to Acquisition
                                                -------------------------    -----------------------------
                                                              Building and                      Carrying
                                Encumbrance        Land       Improvements   Improvements         Costs
                                ------------    -----------   ------------   ------------      -----------
Commercial properties:
----------------------
4 vacant lots,
  Santa Monica, California      $  1,993,000    $ 2,402,000    $             $ 1,348,000       $   316,000
7 acres of land,
  Houston, Texas                                    300,000
                                ------------    -----------    ----------    -----------       -----------
                                   1,993,000      2,702,000                    1,348,000           316,000
                                ------------    -----------    ----------    -----------       -----------

Residential properties:
-----------------------
155 acres of land,
   San Diego, California                            283,000
                                ------------    -----------    ----------    -----------       -----------
                                          --        283,000
                                ------------    -----------    ----------    -----------       -----------
                                $  1,993,000    $ 2,985,000                  $ 1,348,000       $   316,000
                                ============    ===========    ==========    ===========       ===========

Balance at beginning of year                    $19,248,000

Additions during year:
   Acquisitions                 $    300,000
   Improvements                    3,251,000
   Capitalized carrying costs        413,000      3,964,000
                                ------------
Deductions during year:
   Disposition of real estate    (18,563,000)   (18,563,000)
                                ------------    -----------
Balance at end of year                          $ 4,649,000
                                                ===========

                                        Gross Amount
                                  Carried at End of Period
                                 ---------------------------
                                                Building and
                                   Land         Improvements       Total
                                 ---------      ------------    -----------
Commercial properties:
----------------------
4 vacant lots,
  Santa Monica, California     $ 2,402,000       $ 1,664,000    $ 4,066,000
7 acres of land,
  Houston, Texas                   300,000                          300,000
                               -----------       -----------    -----------
                                 2,702,000         1,664,000      4,366,000
                               -----------       -----------    -----------

Residential properties:
-----------------------
155 acres of land,
   San Diego, California           283,000                          283,000
                               -----------       -----------    -----------
                                   283,000                          283,000
                               -----------       -----------    -----------
                               $ 2,985,000       $ 1,664,000    $ 4,649,000
                               ===========       ===========    ===========

Balance at beginning of year

Additions during year:
   Acquisitions
   Improvements
   Capitalized carrying costs

Deductions during year:
   Disposition of real estate

Balance at end of year

The aggregate cost of real estate owned for Federal income tax purposes is $4,965,000.