Form 10-Q
period 2002-03-31
KENNEDY WILSON INC
filed 2002-05-15
CIK 885720

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         Commission File Number 20418

                             KENNEDY-WILSON, INC.
            (Exact name of registrant as specified in its charter)

             Delaware
 (State or other jurisdiction of                       95-4364537
 incorporation or organization)           (I.R.S. Employer Identification No.)

 9601 Wilshire Blvd., Suite 220                           90210
        Beverly Hills, CA                              (Zip Code)
 (Address of principal executive
             offices)

                                 (310) 887-6400
              (Registrant's telephone number, including area code)

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 8,823,288 shares outstanding at May 13, 2002.

                             KENNEDY-WILSON, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                MARCH 31, 2002

                                  -----------


                                                                                                    Page
                                                                                                    ----
PART I      Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2002
            (Unaudited) and December 31, 2001                                                          3

            Consolidated Statements of Income for the Three-
            Month Periods ended March 31, 2002 and 2001 (Unaudited)                                    4

            Consolidated Statements of Cash Flow for the Three-
            Month Period ended March 31, 2002 and 2001 (Unaudited)                                     5

            Notes to Consolidated Financial Statements (Unaudited)                                     6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                       10

Item 3.     Quantitative and Qualitative Disclosure about Market Risk                                 13

PART II     Other Information

Item 6.     Exhibits and Reports on Form 8-K                                                          14

                     Kennedy-Wilson, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                  March 31,        December 31,
                                                                    2002               2001
                                                                 (Unaudited)
                                                                ------------       ------------
Assets
  Cash and cash equivalents                                     $ 21,972,000       $ 11,121,000
  Cash - restricted                                                  133,000            628,000
  Accounts receivable                                              6,416,000          7,653,000
  Notes receivable                                                14,057,000         15,130,000
  Real estate held for sale                                        5,307,000          4,649,000
  Investments in joint ventures                                   49,327,000         47,124,000
  Contracts and other assets, net                                 20,023,000         19,243,000
  Goodwill, net                                                   23,965,000         23,965,000
                                                                ------------       ------------
Total assets                                                    $141,200,000       $129,513,000
                                                                ============       ============

Liabilities and Stockholders' Equity

Liabilities
  Accounts payable                                              $    674,000       $    484,000
  Accrued expenses and other liabilities                           4,195,000          5,560,000
  Accrued salaries and benefits                                    2,493,000          3,843,000
  Deferred and accrued income taxes                                5,579,000          3,932,000
  Notes payable                                                    8,728,000         10,022,000
  Borrowings under lines of credit                                27,329,000         29,907,000
  Mortgage loans payable                                           1,988,000          1,993,000
  Senior unsecured notes                                          14,342,000         14,286,000
  Subordinated debt                                                7,500,000          7,500,000
                                                                ------------       ------------
    Total liabilities                                             72,828,000         77,527,000
                                                                ------------       ------------

Commitments and contingencies

Minority interest                                                 11,677,000                  -

Stockholders' Equity
Preferred stock, $0.01 par value: 5,000,000
     shares authorized; none issued as of
     March 31, 2002 and December 31, 2001                                  -                  -
Common stock, $0.01 par value: 50,000,000 shares
     authorized; 8,823,288 and 8,789,288 shares
     issued and outstanding as of March 31, 2002
     and December 31, 2001, respectively                              89,000             88,000
Additional paid-in capital                                        47,911,000         47,853,000
Restricted stock - deferred compensation                          (2,603,000)        (2,677,000)
Retained earnings                                                 11,298,000          6,722,000
                                                                ------------       ------------
    Total stockholders' equity                                    56,695,000         51,986,000
                                                                ------------       ------------
Total liabilities and stockholders' equity                      $141,200,000       $129,513,000
                                                                ============       ============


                See notes to consolidated financial statements.

                     Kennedy-Wilson, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                   UNAUDITED

                                                                 For the three months ended
                                                                         March 31,
                                                             ----------------------------------
                                                                  2002                 2001
                                                             ------------          ------------
Revenue
  Property management and leasing fees                       $   6,666,000         $  7,947,000
  Commissions                                                    2,807,000            3,684,000
  Sales of residential real estate                                       -            4,533,000
  Equity in income of joint venture investments                    585,000              789,000
  Gain on sale of commercial real estate                                 -              281,000
  Gain on restructured notes receivable                            197,000              246,000
  Interest and other income                                        237,000              201,000
                                                             -------------         ------------
Total revenue                                                   10,492,000           17,681,000
                                                             -------------         ------------


Operating expenses
  Commissions and marketing expenses                             1,127,000            2,017,000
  Cost of residential real estate sold                                   -            4,307,000
  Compensation and related expenses                              5,793,000            6,330,000
  General and administrative                                     3,055,000            2,724,000
  Depreciation and amortization                                    787,000              919,000
  Non-recurring, non-cash Japan IPO expense                      1,100,000                    -
                                                             -------------         ------------
Total operating expenses                                        11,862,000           16,297,000
                                                             -------------         ------------

Total operating income                                          (1,370,000)           1,384,000

Non-operating activity
  Gain on sale of stock of subsidiary                            8,822,000                    -
  Interest expense                                                (547,000)            (763,000)
  Valuation adjustment - warrants                                 (480,000)                   -
                                                             -------------         ------------
Net income before taxes and minority interest                    6,425,000              621,000

Provision for income taxes                                      (1,647,000)            (236,000)
Minority income                                                   (202,000)                   -
                                                             -------------         ------------
Net income                                                   $   4,576,000         $    385,000
                                                             =============         ============

Share data:
Basic net income per share                                   $        0.52         $       0.04
Basic weighted average shares                                    8,794,449            8,694,288

Diluted net income per share                                 $        0.47         $       0.04
Diluted weighted average shares                                  9,804,880            8,920,732

                See notes to consolidated financial statements.

                     Kennedy-Wilson, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                   UNAUDITED

                                                                For the three months ended
                                                                          March 31,
                                                              ---------------------------------
                                                                 2002                  2001
                                                              -------------        ------------
Cash flows from operating activities:
Net income                                                    $   4,576,000      $     385,000
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                                     787,000            919,000
  Equity in income of joint venture investments                    (585,000)          (789,000)
  Minority interest in income of consolidated subsidiary            202,000                  -
  Compensation expense for restricted stock                          74,000             74,000
  Gain on sale of stock of consolidated subsidiary               (8,822,000)                 -
  Non-recurring Japan IPO expense--non-cash                       1,100,000                  -
  Valuation adjustment-warrants--non-cash                           480,000                  -

Change in assets and liabilities:
  Accounts receivable                                             1,237,000          1,214,000
  Contracts and other assets                                        209,000         (1,446,000)
  Accounts payable                                                  190,000           (922,000)
  Accrued expenses                                               (1,068,000)        (5,938,000)
                                                              -------------      -------------
Net cash used in operating activities                            (1,620,000)        (6,503,000)
                                                              -------------      -------------

Cash flows from investing activities:
Purchase of contracts and other assets                           (1,776,000)          (246,000)
Purchase and additions to real estate held for sale                (658,000)        (1,616,000)
Proceeds from sales of real estate held for sale                          -         11,992,000
Additions to notes receivable                                      (655,000)        (2,455,000)
Settlements of notes receivable                                   1,728,000          3,469,000
Distributions from joint ventures                                 2,812,000          1,920,000
Contributions to joint ventures                                  (4,430,000)        (8,200,000)
Proceeds from sale of minority interest of subsidiary, net       18,718,000                  -
Cash - restricted decrease                                          495,000            440,000
                                                              -------------      -------------
Net cash provided by investing activities                        16,234,000          5,304,000
                                                              -------------      -------------

Cash flows from financing activities:
Issuance of mortgage loans payable                                        -          1,731,000
Repayment of mortgage loans payable                                  (5,000)        (3,356,000)
Borrowings under lines of credit                                    985,000         10,035,000
Repayment of lines of credit                                     (3,563,000)        (9,436,000)
Borrowings under notes payable                                    1,043,000          1,100,000
Repayment of notes payable                                       (2,337,000)        (1,897,000)
Senior unsecured notes                                               56,000             20,000
Issuance of common stock                                             58,000             93,000
Repurchase of common stock                                                -           (193,000)
Loan repayments from stockholders                                         -             36,000
                                                              -------------      -------------
Net cash used in financing activities                            (3,763,000)        (1,867,000)
                                                              -------------      -------------
Net decrease in cash and cash equivalents                        10,851,000         (3,066,000)
Cash and cash equivalents, beginning of period                   11,121,000          5,228,000
                                                              -------------      -------------
Cash and cash equivalents, end of period                      $  21,972,000      $   2,162,000
                                                              =============      =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                      $     502,000      $     893,000
Interest capitalized                                          $     565,000      $     577,000
Income taxes                                                  $      93,000      $      38,000

                See notes to consolidated financial statements.

                     Kennedy-Wilson, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                   UNAUDITED

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the "Company") without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated. The information presented as of and for the three-month period ended March 31, 2002 and 2001 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that might be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142, which is effective January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company is currently evaluating the impact that these standards will have on its financial statements.


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

NOTE 5 - SENIOR UNSECURED NOTES

In connection with the issuance of the senior unsecured notes, the Company issued 597.888 warrants to the purchasers of the notes at an exercise price of $6.25 expiring June 2006. The warrants contain a put provision that requires the Company, at the option of the note holders, to repurchase the common shares issued upon exercise of the warrants, at the prevailing market price, during years four through six of the warrant term.

The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation. The estimated fair value of the warrants at issuance was recorded as deferred loan costs and deducted from the note balance. The deferred loan costs are being amortized on a straight-line basis over the life of the notes. A liability was also recorded for the fair value of the warrants, which is adjusted quarterly to record the warrants at their estimated fair value while they are outstanding. The estimated fair value of the warrants was $1,194,000 and $714,000 at March 31, 2002 and December 31, 2001, respectively, and is included in accrued expenses and other liabilities. For the three months ended March 31, 2002, the change in value, which amounted to an increase of $480,000, was recorded as valuation adjustment - warrants expense.

NOTE 6 - MINORITY INTEREST

In February 2002, the Company completed an initial public offering of the shares of its consolidated subsidiary, Kennedy-Wilson Japan, on NASDAQ-Japan (stock symbol 4321). The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company. The Company retained ownership of 50.5% of the subsidiary's shares after the public offering. Subsequent to the initial public offering, Kennedy-Wilson Japan remains a consolidated subsidiary in the Company's financial statements. The minority interest in the equity of the subsidiary as of March 31, 2002 was $11,677,000, which represents the 49.5% of Kennedy-Wilson Japan that is owned by minority shareholders. As a result of the sale of the shares and the sale of the minority interest, the Company recorded a net gain of $8,822,000 for the three months ended March 31, 2002. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 51, the company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations, unless any such transactions are required to be credited to equity. Non-recurring, non-cash Japan IPO expense includes $1.1 million related to incentive stock issued to employees of the Company in connection with the IPO.

NOTE 7 - INCOME TAXES

The provision for income taxes was $1,647,000 for the first quarter of 2002. This equates to an overall tax rate of 26 percent of income before income taxes and minority interest resulting from tax credit planning.

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

                                            For the three months ended
                                                    March 31,
                                           ---------------------------
                                               2002            2001
                                           ------------    -----------
BASIC CALCULATION

Net income                                 $  4,576,000    $    385,000
                                           ============    ============

Weighted average shares                       8,794,449       8,694,288
                                           ============    ============

Earnings per share - basic                 $       0.52    $       0.04
                                           ============    ============
DILUTED CALCULATION

Net income                                 $  4,576,000    $    385,000
Income effect of dilutive securities,
  tax effected                                   79,000
                                           ------------    ------------
Diluted net income                         $  4,655,000    $    385,000
                                           ============    ============

Weighted average shares                       8,794,449       8,694,288
Convertible debentures                          750,000               -
Common stock equivalents                        260,431         226,444
                                           ------------    ------------
Total diluted shares                          9,804,880       8,920,732
                                           ============    ============

Earnings per share - diluted               $       0.47    $       0.04
                                           ============    ============

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

     The following table reconciles the Company's income and expense activity for the three months ended March 31, 2001 and balance sheet data as of March 31, 2002.

             2002 Reconciliation of Reportable Segment Information

                                Property
                              Management         Brokerage       Investments       Corporate       Consolidated
                             -----------       -----------       -----------      -----------      ------------
Property management
  and leasing fees           $ 5,366,000       $   928,000       $   372,000                       $  6,666,000
Commissions                      267,000         2,333,000           207,000                          2,807,000
Other                             (2,000)          131,000           809,000      $    81,000         1,019,000
                             -----------       -----------       -----------      -----------      ------------
Total revenue                  5,631,000         3,392,000         1,388,000           81,000        10,492,000

Operating expenses            (4,902,000)       (2,112,000)         (915,000)      (3,933,000)      (11,862,000)

Non-operating items                                (52,000)                         7,847,000         7,795,000
                             -----------       -----------       -----------      -----------      ------------

Income before tax and
 minority interest           $   729,000       $ 1,228,000       $   473,000      $ 3,995,000      $  6,425,000
                             ===========       ===========       ===========      ===========      ============

Total assets                 $14,349,000       $39,864,000       $45,320,000      $41,667,000      $141,200,000
                             ============      ===========       ===========      ===========      ============

     The following table reconciles the Company's income and expense activity for the three months ended March 31, 2001, and balance sheet data as of March 31, 2001.

             2001 Reconciliation of Reportable Segment Information

                                Property
                              Management         Brokerage      Investments        Corporate       Consolidated
                             -----------       -----------      -----------       -----------      ------------
Property management
   and leasing fees          $ 7,560,000       $   599,000      $   188,000                        $  8,347,000
Commissions                      701,000         2,523,000          339,000                           3,563,000
Sales of residential
   real estate                                                    4,533,000                           4,533,000
Other                                              751,000          423,000       $    64,000         1,238,000
                             -----------       -----------      -----------       -----------      ------------
Total revenue                  8,261,000         3,873,000        5,483,000            64,000        17,681,000

Operating expenses             7,238,000         1,617,000        5,050,000         2,392,000        16,297,000
                             -----------       -----------      -----------       -----------      ------------
Income before provision
   for income taxes          $ 1,023,000       $ 2,256,000      $   433,000       $(2,328,000)     $  1,384,000
                             ===========       ===========      ===========       ===========      ============

Total assets                 $16,592,000       $21,325,000      $69,228,000       $22,368,000      $129,513,000
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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

TOTAL REVENUE

Total revenue for the three months ended March 31, 2002 was approximately $10.5 million, as compared to $17.7 million during the same period in 2001. Earnings before taxes and minority interest for the three months ended March 31, 2002 were approximately $6.4 million compared to $621,000 for the same period in 2001. Net income for the three months ended March 31, 2002 was approximately $4.6 million, compared to $385,000 for the same period in 2001.

Property management and leasing operations generated approximately $6.7 million of revenue in the first quarter of 2002, representing 63.5% of our total revenue as compared to approximately $7.9 million for the same period in 2001. The change resulted primarily from a decline in leasing commissions, offset by an increase in the properties managed in which the company has an equity interest. As of March 31, 2002, we had under management a portfolio of approximately 55 million square feet of commercial, industrial and apartment properties located in 24 states and Japan.

Brokerage commission revenue for the first quarter of 2002 was approximately $2.8 million, representing 26.8% of total revenue, compared to brokerage commission revenue for the first quarter of 2001 of approximately $3.7 million. The change was primarily due to a reduction in the amount of tenant representation commissions earned in the first quarter of 2002 compared to the same period last year.

There were no sales of residential real estate for the three months ended March 31, 2002, compared to approximately $4.5 million for the same three months in 2001. Revenue for the first quarter of 2001 represents the sale of 19 units in a 109-unit, single family residential development near Palm Springs, California. The project is now complete.

Equity in income of joint venture investments totaled $585,000 for the first quarter in 2002, or 5.6% of total revenue compared to $789,000 realized in the first quarter of 2001. The decrease in equity income is due, in part, to a decrease in revenue associated with the mezzanine lending projects, most of which have matured.

Gains on restructured notes totaled approximately $197,000 for the period ended March 31, 2002, compared to $246,000 gain for the same period in 2001. The revenue reflects the settlement and restructuring of notes in the note pool acquired in 2001. Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

TOTAL OPERATING EXPENSES

Operating expenses for the first quarter of 2002 were approximately $11.9 million, representing a 27.2% decrease from approximately $16.3 million for the same period in 2001. The decrease was due to the reduced costs related to the sales of a residential real estate development that was completed in 2001.

Brokerage commissions and marketing expenses decreased to approximately $1.1 million for the period ended March 31, 2002 from $2 million during the same period of 2001, primarily as a result of the decreased broker commission expense associated with brokerage and leasing commissions.

The was no cost of residential real estate for the period ended March 31, 2002, as compared to approximately $4.3 million for the same period in 2001. The decrease correlates with the decreased revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $5.8 million for the first quarter of 2002, compared to approximately $6.3 million for the first quarter of 2001, reflecting the personnel reductions that have been implemented.

General and administrative expenses were approximately $3.1 million for the first quarter of 2002, compared to $2.7 million during the same period in 2001. The increase primarily related to non-recurring expenses related to the consolidation of our Texas operations.

Depreciation and amortization expense decreased to $787,000 for the period ended March 31, 2002, a 14.4% decrease from the $919,000 during the same period of 2001. The change results from the elimination of goodwill amortization per FASB 142.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $8.8 million for the quarter ended March 31, 2002, compared to no gain in the same period of 2001. The gain resulted from the sale of shares owned in our Japan subsidiary as part of the successful initial public offering of that subsidiary's shares in Japan. The non-recurring, non-cash Japan IPO expense of $1.1 million is directly related to the gain. See note 6.

Interest expense was $547,000 for the first quarter of 2002, compared to $763,000 during the same period in 2001, representing a 28.3% decrease. The decline is due, in part, to the reduced average interest rates on variable rate loans.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources requirements include expenditures for joint venture fund investments distressed note pools, the acquisition of property management portfolios, real estate held for sale, and working capital needs. Historically, we have not required significant capital resources to support our brokerage operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

Cash used in operating activities during the three months ended March 31, 2002 was approximately $1.6 million, compared to approximately $6.5 million in cash used in operating activities for the same period in 2001. The change included a decrease in accounts receivables offset by the decrease in accrued expenses.

Cash provided by investing activities during the three months ended March 31, 2002 was approximately $16.2 million, compared to approximately $5.3 million in cash provided by investing activities during the same period in 2000. The change resulted primarily from the sale of a minority interest in our Japan subsidiary discussed above.

Cash used in financing activities was approximately $3.8 million for the first quarter of 2002, compared to cash used in financing activities for the same period of 2001 of about $1.9 million. The change resulted from the paydown of notes payable and borrowings under lines of credit.

To the extent that we engage in additional strategic investments, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current unsecured lines of credit, will provide us with sufficient capital requirements for the foreseeable future.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2001.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information. Forward looking statements, which are included in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the company's actual results and performance to be materially different from any results or performance suggested by the statements in this report. When used in our documents or oral presentations, the words "plan", "believe", "anticipate", "estimate", "expect", "objective", "projection", " forecast", "goal", or similar words are intended to identify forward-looking statements.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                None

         (b) Reports on Form 8-K

                None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         KENNEDY-WILSON, INC.
                                                     ---------------------------
                                                             Registrant

Date: May 15, 2002

     /s/ Freeman A. Lyle
------------------------
Freeman A. Lyle
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)