Form 10-Q
period 2002-06-30
KENNEDY WILSON INC
filed 2002-08-14
CIK 885720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________TO____________.

Commission File Number 20418

KENNEDY–WILSON, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4364537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 Wilshire Blvd., Suite 220	90210
Beverly Hills, CA	(Zip Code)
(Address of principal executive offices)

(310) 887–6400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 9,802,726 shares outstanding at August 12, 2002.

KENNEDY-WILSON, INC.

FORM 10-Q

PART  I  FINANCIAL INFORMATION

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (unaudited)	December 31, 2001

Assets
Cash and cash equivalents	$22,492,000	$11,121,000
Cash – restricted	133,000	628,000
Accounts receivable	7,695,000	7,653,000
Notes receivable	17,766,000	15,130,000
Real estate	10,636,000	4,649,000
Investments in joint ventures	56,743,000	47,124,000
Contracts and other assets, net	17,306,000	19,243,000
Goodwill	23,965,000	23,965,000

Total assets	$156,736,000	$129,513,000

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$934,000	$484,000
Accrued expenses and other liabilities	3,335,000	5,560,000
Accrued salaries and benefits	2,064,000	3,843,000
Deferred and accrued income taxes	5,946,000	3,932,000
Notes payable	9,307,000	10,022,000
Borrowings under lines of credit	32,119,000	29,907,000
Mortgage loans payable	8,528,000	1,993,000
Senior unsecured notes	14,388,000	14,286,000
Convertible Subordinated debt	—	7,500,000
Subordinated debt	2,773,000	—

Total liabilities	79,394,000	77,527,000

Commitments and contingencies
Minority interest	14,932,000	—
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of June 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 9,802,726 and 8,789,288 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	99,000	88,000
Additional paid-in capital	58,030,000	47,853,000
Restricted stock – deferred compensation	(8,141,000)	(2,677,000)
Retained earnings	12,088,000	6,722,000
Accumulated other comprehensive income	334,000	—

Total stockholders’ equity	62,410,000	51,986,000

Total liabilities and stockholders’ equity	$156,736,000	$129,513,000

See notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

Revenue
Property management and leasing fees	$6,588,000	$7,883,000	$13,254,000	$16,050,000
Commissions	3,297,000	3,259,000	6,104,000	7,002,000
Sales of residential real estate	38,000	4,027,000	38,000	8,560,000
Equity in joint venture income	1,841,000	1,832,000	2,426,000	2,621,000
Gain on sale of commercial real estate	—	—	—	281,000
Gain on restructured notes receivable	1,634,000	80,000	1,831,000	47,000
Interest and other income	294,000	392,000	531,000	593,000

Total revenue	13,692,000	17,473,000	24,184,000	35,154,000

Operating expenses
Commissions and marketing expenses	1,371,000	1,731,000	2,498,000	3,748,000
Cost of residential real estate sold	223,000	3,977,000	223,000	8,284,000
Compensation and related expenses	6,536,000	5,827,000	12,329,000	12,157,000
General and administrative	2,293,000	2,890,000	5,348,000	5,614,000
Depreciation and amortization	695,000	1,007,000	1,482,000	1,926,000
Non-recurring, non-cash Japan IPO expense	—	—	1,100,000	—

Total operating expenses	11,118,000	15,432,000	22,980,000	31,729,000

Total operating income	2,574,000	2,041,000	1,204,000	3,425,000
Non-operating income (expense)
Gain on sale of stock of subsidiary	—	—	8,822,000	—
Interest expense	(709,000)	(1,020,000)	(1,256,000)	(1,783,000)
Valuation adjustment – warrants	195,000	—	(285,000)	—
Gain on extinguishment of debt	750,000	—	750,000	—

Income before minority interest and provision for income taxes	2,810,000	1,021,000	9,235,000	1,642,000
Minority interest	(1,680,000)	—	(1,882,000)	—

Income before provision for income taxes	1,130,000	1,021,000	7,353,000	1,642,000
Provision for income taxes	(340,000)	(388,000)	(1,987,000)	(624,000)

Net income	$790,000	$633,000	$5,366,000	$1,018,000

Share data:
Basic net income per share	$0.09	$0.07	$0.61	$0.12
Basic weighted average shares	8,935,703	8,682,645	8,865,385	8,688,527
Diluted net income per share	$0.09	$0.07	$0.59	$0.11
Diluted weighted average shares	9,165,069	8,854,177	9,110,198	8,887,431

See notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,366,000	$1,018,000
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	1,482,000	1,926,000
Equity in joint venture income	(2,426,000)	(2,621,000)
Minority interest in income of consolidated subsidiary	1,882,000	—
Compensation expense for restricted stock	286,000	149,000
Gain on sale of stock of consolidated subsidiary	(8,822,000)	—
Non-recurring Japan IPO expense – non-cash	1,100,000	—
Valuation adjustment – warrants – non-cash	285,000	—
Gain on extinguishment of debt – non-cash	(750,000)	—
Change in assets and liabilities:
Accounts receivable	(42,000)	4,808,000
Other assets	455,000	(2,167,000)
Accounts payable	450,000	354,000
Accrued expenses and other liabilities	(2,275,000)	(3,744,000)

Net cash used in operating activities	(3,009,000)	(277,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contracts and other assets	—	(158,000)
Additions to goodwill	—	(400,000)
Settlements of notes receivable	4,239,000	4,254,000
Additions to notes receivable	(5,974,000)	(10,564,000)
Reduction of real estate	2,128,000	19,725,000
Purchase and additions to real estate	(11,065,000)	(2,061,000)
Distributions from joint ventures	4,443,000	14,711,000
Contributions to joint ventures	(9,591,000)	(18,657,000)
Cash - restricted decrease	495,000	466,000

Net cash (used in) provided by investing activities	(15,325,000)	7,316,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable	2,660,000	3,688,000
Repayment of notes payable	(3,375,000)	(1,738,000)
Borrowings under lines of credit	33,420,000	18,623,000
Repayment of lines of credit	(31,208,000)	(17,070,000)
Issuance of mortgage loans payable	8,528,000	1,730,000
Repayment of mortgage loans payable	(1,993,000)	(5,930,000)
Senior unsecured notes	102,000	41,000
Proceeds from sale of minority interest of subsidiary, net	18,718,000	—
Issuance of common stock	461,000	62,000
Repurchase of common stock	—	(193,000)
Loan repayments from stockholders	—	36,000

Net cash provided by (used in) financing activities	27,313,000	(751,000)

Effect of exchange rate changes on cash and cash equivalents	2,392,000	—

Net increase in cash and cash equivalents	11,371,000	6,288,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,121,000	5,228,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,492,000	$11,516,000

Supplemental disclosures of non-cash investing and financing activities:

In May 2002, the Company contributed real estate to a joint venture investment with the following consideration, reduction of real estate of $2,948,000, addition to investments in joint ventures of $2,045,000 and addition to notes receivable of $903,000.

In June 2002, the holder of the convertible subordinated debentures converted the debentures into 749,000 shares of the Company’s common stock at a conversion price of $5.31 per share with the following consideration, extinguishment of $7.5 million of convertible subordinated debt, issuance of $3,977,000 of common stock, issuance of $2,773,000 of subordinated debt and a non-cash gain on extinguishment of debt of $750,000.

See notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The above financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the “Company”) without audit by independent public accountants, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.  The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated.  The information presented as of and for the three and six month periods ended June 30, 2002 and 2001 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.  The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results that might be expected for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission.  The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  Certain reclassifications have been made to prior period balances to conform to the current period presentation.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142, which is effective January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  The Company has performed an evaluation of its goodwill and has determined that there was no goodwill impairment as of January 1, 2002.

Goodwill amortization expense for the three and six month periods ended June 30, 2001, after tax, was $139,000 and $275,000, respectively.

The effects on earnings and earnings per share of excluding such goodwill amortization from the second quarter and first six months of 2001 are as follows:

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

Net income, as reported	$790,000	$633,000	$5,366,000	$1,018,000
Net income, excluding 2001 goodwill amortization	$790,000	$772,000	$5,366,000	$1,293,000
Basic earnings per share
Earnings per share as reported	$0.09	$0.07	$0.61	$0.12
Earnings per share, excluding 2001 goodwill amortization	$0.09	$0.09	$0.61	$0.15
Diluted earnings per share
Earnings per share as reported	$0.09	$0.07	$0.59	$0.11
Earnings per share, excluding 2001 goodwill amortization	$0.09	$0.09	$0.59	$0.15

Property management contracts of $9,448,000 were acquired and estimated to have a useful life of seven years at the time of acquisition. At June 30, 2002, the contracts having remaining useful lives ranging from three to four years and a net book value of $4,512,000.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The provisions of SFAS 145 relating to the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company has chosen early adoption of these provisions.

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

NOTE 4 - LINES OF CREDIT

In June 2002, the Company entered into a loan agreement that provides the Company with a revolving credit facility in the amount of $30 million.  The loan bears interest at a range of rates from prime to prime plus 0.50%, or, at borrower’s option, LIBOR plus 2.50% to LIBOR plus 3.00%.  The principal repayments under these facilities for the years 2002, 2003, 2004 and 2005 are $15 million, $10 million, $0 and $5 million, respectively.

The Company's ability to borrow under these facilities is subject to compliance with certain financial covenants. As of June 30, 2002, the Company was in compliance with the covenants.

NOTE 5 - SENIOR UNSECURED NOTES

In connection with the issuance of the senior unsecured notes, the Company issued 597,888 warrants to the purchasers of the notes at an exercise price of $6.25 expiring June 2006.  The warrants contain a put provision that requires the Company, at the option of the note holders, to repurchase the common shares issued upon exercise of the warrants, at the prevailing market price, during years four through six of the warrant term.

The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation.  The estimated fair value of the warrants at issuance was recorded as deferred loan costs and deducted from the note balance.  The deferred loan costs are being amortized on a straight-line basis over the life of the notes.  A liability was also recorded for the fair value of the warrants, which is adjusted quarterly to record the warrants at their estimated fair value while they are outstanding.  The estimated fair value of the warrants was $999,000 and $714,000 at June 30, 2002 and December 31, 2001, respectively, and is included in accrued expenses and other liabilities.  For the six months ended June 30, 2002, the change in value, which amounted to an increase of $285,000, was recorded as valuation adjustment - warrants expense.

NOTE 6 - CONVERTIBLE SUBORDINATED DEBT

In June 2002, the convertible subordinated debentures were converted into 749,000 of the Company's common shares at the then-prevailing market price of $5.31 per share, for a total conversion value of $3,977,000.  Subordinated debt was issued for the balance of the convertible subordinated debt in the amount of $2,773,000. See note 7.  The Company recognized a gain of $750,000 on the extinguishment of the debt.

NOTE 7- SUBORDINATED DEBT

In June 2002, the Company issued $2,773,000 of subordinated debentures. The debentures have a term of 46 months and an interest rate of 6%, payable monthly.

NOTE 8 - MINORITY INTEREST

In February 2002, the Company completed an initial public offering of the shares of its consolidated subsidiary, Kennedy-Wilson Japan, on NASDAQ-Japan (stock symbol 4321).  The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company.  The Company retained ownership of 50.5% of the subsidiary’s shares after the public offering.  Subsequent to the initial public offering, Kennedy-Wilson Japan remains a consolidated subsidiary in the Company’s financial statements.  The minority interest in the equity of the subsidiary as of June 30, 2002 was $14,932,000, which represents the 49.5% of Kennedy-Wilson Japan that is owned by minority shareholders.  As a result of the sale of the shares and the sale of the minority interest, the Company recorded a net gain of $8,822,000 in the first quarter of 2002.  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 51, the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations, unless any such transactions are required to be credited to equity. Non-recurring, non-cash Japan IPO expense includes $1.1 million related to incentive stock issued to employees of the Company in connection with the IPO.

NOTE 9 - RESTRICTED STOCK

In April 2002, the Company's Chairman and Chief Executive Officer was awarded a grant of 1,000,000 shares of restricted stock with dilution protection that vests over the remaining term of his employment agreement, which expires in December 2009.

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Accumulated other comprehensive income consists of foreign currency translation adjustments. The tax provision associated with items included in other comprehensive income for the Company was $180,000 for the six months ended June 30, 2002. The following table provides a summary of the comprehensive income:

	Six months ended June 30,

	2002	2001

Net income	$5,366,000	$1,018,000
Foreign currency translations gain, net of taxes	334,000	_

Comprehensive income	$5,700,000	$1,018,000

NOTE 11- INCOME TAXES

The provision for income taxes was $1,987,000 for the first six months of 2002.  This equates to an overall tax rate that was lower than the federal statutory rate due to a portion of the gain on the sale of stock of a subsidiary not being subject to taxation.

NOTE 12 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

BASIC CALCULATION
Net income	$790,000	$633,000	$5,366,000	$1,018,000

Weighted average shares	8,935,703	8,682,645	8,865,385	8,688,527

Basic net income per share	$0.09	$0.07	$0.61	$0.12

DILUTED CALCULATION
Net income	$790,000	$633,000	$5,366,000	$1,018,000

Weighted average shares	8,935,703	8,682,645	8,865,385	8,688,527
Common stock equivalents	229,366	174,532	244,813	198,904

Total diluted shares	9,165,069	8,857,177	9,110,198	8,887,431

Diluted net income per share	$0.09	$0.07	$0.59	$0.11

At June 30, 2001, potentially dilutive convertible debentures are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

NOTE 13 - SEGMENT INFORMATION

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

The following tables reconcile the Company’s income and expense activity for the three and six months ended June 30, 2002 and balance sheet data as of June 30, 2002.

2002 Reconciliation of Reportable Segment Information

	For the three months ended June 30, 2002

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$5,214,000	$932,000	$442,000		$6,588,000
Commissions	505,000	2,261,000	531,000		3,297,000
Sales of residential real estate			38,000		38,000
Other		2,534,000	1,192,000	$43,000	3,769,000

Total revenue	5,719,000	5,727,000	2,203,000	43,000	13,692,000
Operating expenses	(4,740,000)	(2,580,000)	(864,000)	(2,934,000)	(11,118,000)
Non-operating items				236,000	236,000

Income before minority interest and provision for income taxes	$979,000	$3,147,000	$1,339,000	$(2,655,000)	$2,810,000

	For the six months ended June 30, 2002

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$10,580,000	$1,860,000	$814,000		$13,254,000
Commissions	772,000	4,594,000	738,000		6,104,000
Sales of residential real estate			38,000		38,000
Other	(2,000)	2,665,000	2,001,000	$124,000	4,788,000

Total revenue	11,350,000	9,119,000	3,591,000	124,000	24,184,000
Operating expenses	(9,642,000)	(4,692,000)	(1,779,000)	(6,867,000)	(22,980,000)
Non-operating items		(52,000)		8,083,000	8,031,000

Income before minority interest and provision for income taxes	$1,708,000	$4,375,000	$1,812,000	$1,340,000	$9,235,000

Total assets	$14,748,000	$58,948,000	$42,275,000	$40,765,000	$156,736,000

The following tables reconcile the Company’s income and expense activity for the three and six months ended June 30, 2001.

2001 Reconciliation of Reportable Segment Information

	For the three months ended June 30, 2001

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$6,510,000	$1,137,000	$236,000		$7,883,000
Commissions	330,000	2,750,000	179,000		3,259,000
Sales of residential real estate			4,027,000		4,027,000
Other		2,058,000	175,000	$71,000	2,304,000

Total revenue	6,840,000	5,945,000	4,617,000	71,000	17,473,000
Operating expenses	(5,787,000)	(3,903,000)	(3,415,000)	(2,327,000)	(15,432,000)
Non-operating items				(1,020,000)	(1,020,000)

Income before provision for income taxes	$1,053,000	$2,042,000	$1,202,000	$(3,276,000)	$1,021,000

	For the six months ended June 30, 2001

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$14,070,000	$1,556,000	$424,000		$16,050,000
Commissions	1,031,000	5,453,000	518,000		7,002,000
Sales of residential real estate			8,560,000		8,560,000
Other		2,809,000	598,000	$135,000	3,542,000

Total revenue	15,101,000	9,818,000	10,100,000	135,000	35,154,000
Operating expenses	(13,025,000)	(5,520,000)	(8,465,000)	(4,719,000)	(31,729,000)
Non-operating items				(1,783,000)	(1,783,000)

Income before provision for income taxes	$2,076,000	$4,298,000	$1,635,000	$(6,367,000)	$1,642,000

Total assets	$16,686,000	$23,937,000	$61,773,000	$27,754,000	$130,150,000

NOTE 14 - SUBSEQUENT EVENT

In July 2002, the Company entered into an agreement with Cargill International Trading PTE Ltd. ("Cargill") for the private placement of 2,000 shares of the Company’s consolidated subsidiary, Kennedy-Wilson Japan.  The agreement also includes an option for Cargill to acquire an additional 2,000 shares from the Company. After completion of the private placement, the Company will retain a 43.4% ownership interest in Kennedy Wilson Japan. In the event that Cargill elects to exercise its option, the Company will own 36.3% of Kennedy Wilson Japan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an integrated, international real estate services and investment company.  We provide property management and leasing services, asset management, commercial and residential brokerage, and auction services to clients primarily in the U.S. and Japan.  Our clients include financial institutions, major corporations, real estate developers, insurance companies and governmental agencies.  We also invest in commercial and residential real estate, as well as individual and pools of distressed notes both in the US and Japan.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

TOTAL REVENUE

Total revenue for the three months ended June 30, 2002 was approximately $13.7 million, compared to $17.5 million during the same period in 2001.  Earnings before minority interest and taxes for the three months ended June 30, 2002 were approximately $2.8 million, compared to approximately $1 million for the same period in 2001.  Net income for the three months ended June 30, 2002 was $790,000, compared to $633,000 for the same period in 2001.

Property management and leasing operations generated approximately $6.6 million of revenue in the second quarter of 2002, representing 48% of our total revenue as compared to approximately $7.9 million and 45% of total revenue for the same period in 2001.  As of June 30, 2002, we had under management a portfolio of approximately 55 million square feet of commercial, industrial and apartment properties located in 24 states and Japan.

Brokerage commission revenue for the second quarter of 2002 was approximately $3.3 million, representing 24% of total revenue, compared to approximately $3.3 million and 19% of total revenue for the second quarter of 2001.

Sales of residential real estate were approximately $38,000 for the three months ended June 30, 2002, compared to approximately $4.0 million for the same three months in 2001.  Revenue for the three months ended June 30, 2001 represents the sale of 17 units in a 109-unit, single family residential development near Palm Springs, California. The project is now complete.

Equity in joint venture income totaled approximately $1.8 million for the second quarter in 2002, or 13% of total revenue compared to approximately $1.8 million realized in the second quarter of 2001.

Gain on restructured notes totaled approximately $1.6 million for the three months ended June 30, 2002, compared to $80,000 for the same period in 2001.  The increase reflects gains of $400,000 from new note acquisitions in the U.S. and $1.2 million from our Japan subsidiary.

TOTAL OPERATING EXPENSES

Operating expenses for the second quarter of 2002 were approximately $11.1 million, compared to approximately $15.4 million for the same period in 2001. The decrease was due primarily to the reduced costs related to the sales of a residential real estate development that was completed in 2001.

Brokerage commissions and marketing expenses were approximately $1.4 million for the three months ended June 30, 2002, compared to approximately $1.7 million for the same period in 2001.

Cost of residential real estate sold was $223,000 for the three months ended June 30, 2002, compared to approximately $4.0 million for the same period in 2001.  The decrease correlates with the decrease in revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $6.5 million for the second quarter of 2002, compared to approximately $5.8 million for the second quarter of 2001. The increase relates primarily to increased compensation paid by Kennedy Wilson Japan.

General and administrative expenses were approximately $2.3 million for the second quarter of 2002, representing a 21% decrease from the same period in 2001 expenses of approximately $2.9 million.

Depreciation and amortization expense was $695,000 for the three months ended June 30, 2002, compared to approximately $1 million for the same period of 2001.

NON-OPERATING ITEMS

Interest expense was $709,000 for the three months ended June 30, 2002, compared to approximately $1 million during the same period in 2001, representing a 29% decrease. The decline is due, in part, to the reduced average interest rates on variable rate loans.

Gain on extinguishment of debt was $750,000 for the three months ended June 30, 2002. There was no such gain in 2001. The gain on extinguishment of debt related to the conversion of the convertible subordinated debentures in the amount of $3,977,000 and the issuance of subordinated debentures in the amount of $2,773,000 to retire the $7,500,000 of convertible subordinated debt.

The provision for income taxes was $340,000 for the second quarter in 2002, compared to $388,000 for the second quarter of 2001, as a result of the change in income before provision for income taxes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

TOTAL REVENUE

Total revenue for the six months ended June 30, 2002 was approximately $24.2 million, as compared to $35.2 million during the same period in 2001.  Earnings before minority interest and taxes for the six months ended June 30, 2002 were approximately $9.2 million, compared to approximately $1.6 million for the same period in 2001.  Net income for the six months ended June 30, 2002 was approximately $5.4 million, compared to approximately $1 million for the same period in 2001.

Property management and leasing operations generated approximately $13.3 million of revenue in the first six months of 2002, representing 55% of our total revenue as compared to approximately $16.1 million for the same period in 2001.

Brokerage commission revenue for the first six months of 2002 was $6.1 million, representing 25% of total revenue, compared to brokerage commission revenue for the same period of 2001 of approximately $7 million.

Sales of residential real estate were approximately $38,000 for the six months ended June 30, 2002 compared to approximately $8.6 million for the same period in 2001.  Revenue for the first six months of 2001 represents the sale of 36 units in a 109-unit, single family residential development near Palm Springs, California.

Equity in income of joint venture investments totaled approximately $2.4 million for the first six months of 2002, or 10% of total revenue compared to $2.6 million realized in the same period of 2001. The project is now complete.

There was no gain on sale of commercial real estate for the six months ended June 30, 2002 compared to $281,000 in the same period of 2001.

Gain on restructured notes was approximately $1.8 million for the six months ended June 30, 2002 compared to $47,000 for the same period in 2001.  The increase reflects gains of $500,000 from new note acquisitions in the U.S. and $1.3 million from our Japan subsidiary.  Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

TOTAL OPERATING EXPENSES

Operating expenses for the first six months of 2002 were approximately $23 million, representing a 28% decrease from approximately $31.7 million for the same period in 2001.  The decrease was due to the reduced costs related to the sales of residential real estate as discussed above.

Brokerage commissions and marketing expenses were approximately $2.5 million for the six months ended June 30, 2002 compared to approximately $3.7 million during the same period of 2001.

Cost of residential real estate sold was $223,000 for the six months ended June 30, 2002, compared to approximately $8.3 million for the same period in 2001.  The decrease correlates with the decreased revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $12.3 million for the first six months of 2002, compared to approximately $12.2 million for the same period of 2001.

General and administrative expenses were approximately $5.3 million for the first six months of 2002, representing a 5% decrease from the same period in 2001 expenses of approximately $5.6 million.

Depreciation and amortization expense was approximately $1.5 million for the six months ended June 30, 2002 compared to approximately $1.9 million during the same period of 2001. The change results from the elimination of goodwill amortization in accordance with FAS 142.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $8.8 million for the six months ended June 30, 2002, compared to no gain in the same period of 2001. The gain resulted from the sale of shares owned in our Japan subsidiary as part of the successful initial public offering of that subsidiary's shares in Japan. The non-recurring, non-cash Japan IPO expense of $1.1 million is directly related to the gain. See note 8.

Interest expense was approximately $1.3 million for the first six months of 2002, compared to approximately $1.8 million during the same period in 2001, representing a 30% decrease. The decline is due, in part, to the reduced average interest rates on variable rate loans.

The provision for income taxes was approximately $2 million for the first six months of 2002, compared to $624,000 for the same period of 2001, as a result of the change in income before provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resource requirements include expenditures for joint venture fund investments, distressed note pools, real estate held for sale, and working capital needs.  Historically, we have not required significant capital resources to support our brokerage operations.  We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below.  Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate.  These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

Cash used in operating activities during the six months ended June 30, 2002 was approximately $3 million, compared to approximately $277,000 in cash used in operating activities for the same period in 2001.  The change included primarily a decrease in accrued expenses.

Cash used in investing activities during the six months ended June 30, 2002 was approximately $15.3 million, compared to approximately $7.3 million in cash provided by investing activities during the same period in 2001.  The change resulted primarily from additions to real estate in 2002 compared to additions to notes receivable and reductions of real estate in 2001.

Cash provided by financing activities was approximately $27.3 million for the first six months of 2002, compared to cash used in financing activities for the same period of 2001 of approximately $751,000.  The change resulted from issuance of mortgage loans payable and the sale of a minority interest in our Japan subsidiary discussed above.

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

The Company’s exposure to market risk has not materially changed from what was reported on the Company’s Form 10-K for the year ended December 31, 2001.

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

PART II - OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

          The following exhibits are included herein:

Item	Description

10.48	Loan Agreement dated as of June 13, 2002 by and between Kennedy-Wilson, Inc. and U.S. Bank National Association and East-West Bank.
10.49	Promissory note due June 13, 2005, dated June 13, 2002 made payable to US Bank National Association and East-West Bank, duly executed by Kennedy-Wilson, Inc. in the amount of $25,000,000.
10.50	Promissory note due June 13, 2005, dated June 13, 2002 made payable to US Bank National Association and East-West Bank, duly executed by Kennedy-Wilson, Inc. in the amount of $5,000,000.
99.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                        None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON, INC.

Registrant
Date: August 13, 2002

/S/ Freeman A. Lyle

Freeman A. Lyle
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)