Form 10-Q
period 2002-09-30
KENNEDY WILSON INC
filed 2002-11-15
CIK 885720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number 20418

KENNEDY-WILSON, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4364537 (I.R.S. Employer Identification No.)

9601 Wilshire Blvd., Suite 220 Beverly Hills, CA (Address of principal executive offices)	90210 (Zip Code)

(310) 887-6400 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 9,896,476 shares outstanding at November 11, 2002.

KENNEDY-WILSON, INC.

FORM 10-Q

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001

Assets
Cash and cash equivalents	$5,629,000	$11,121,000
Cash - restricted	145,000	628,000
Accounts receivable	6,495,000	7,653,000
Notes receivable	10,383,000	15,130,000
Real estate	—	4,649,000
Investments in joint ventures	46,529,000	47,124,000
Investment in stock of Kennedy Wilson Japan	17,132,000	—
Contracts and other assets, net	11,281,000	19,243,000
Goodwill	23,965,000	23,965,000

Total assets	$121,559,000	$129,513,000

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$616,000	$484,000
Accrued expenses and other liabilities	3,796,000	5,560,000
Accrued salaries and benefits	956,000	3,843,000
Deferred and accrued income taxes	6,276,000	3,932,000
Notes payable	7,533,000	10,022,000
Borrowings under lines of credit	21,534,000	29,907,000
Mortgage loans payable	—	1,993,000
Senior unsecured notes	14,458,000	14,286,000
Convertible subordinated debt	—	7,500,000
Subordinated debt	2,773,000	—

Total liabilities	57,942,000	77,527,000

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of September 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 9,896,476 and 8,789,288 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	100,000	88,000
Additional paid-in capital	58,196,000	47,853,000
Restricted stock - deferred compensation	(7,887,000)	(2,677,000)
Retained earnings	12,923,000	6,722,000
Accumulated other comprehensive income	285,000	—

Total stockholders’ equity	63,617,000	51,986,000

Total liabilities and stockholders’ equity	$121,559,000	$129,513,000

See accompanying notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Revenue
Property management and leasing fees	$7,449,000	$8,600,000	$20,703,000	$24,650,000
Commissions	5,408,000	2,668,000	11,512,000	9,642,000
Sales of residential real estate	—	1,620,000	—	10,178,000
Equity in joint venture income	1,608,000	1,308,000	4,034,000	3,929,000
Gain on sale of commercial real estate	—	—	—	281,000
Gain on restructured notes receivable	902,000	130,000	2,733,000	177,000
Interest and other income	212,000	454,000	743,000	1,052,000

Total revenue	15,579,000	14,780,000	39,725,000	49,909,000

Operating expenses
Commissions and marketing expenses	1,872,000	2,018,000	4,370,000	5,740,000
Cost of residential real estate sold	35,000	1,594,000	220,000	9,879,000
Compensation and related expenses	6,240,000	5,721,000	18,569,000	17,880,000
General and administrative	2,850,000	2,776,000	8,198,000	8,389,000
Depreciation and amortization	801,000	978,000	2,283,000	2,904,000
Non-cash write-down of investment	1,467,000	—	1,467,000	—
Non-recurring, non-cash Japan IPO expense	—	—	1,100,000	—

Total operating expenses	13,265,000	13,087,000	36,207,000	44,792,000

Total operating income	2,314,000	1,693,000	3,518,000	5,117,000
Non-operating income (expense)
Gain on sale of stock of subsidiary	4,077,000	—	12,899,000	—
Interest expense	(670,000)	(659,000)	(1,926,000)	(2,441,000)
Valuation adjustment - warrants	333,000	—	48,000	—
Write-down of technology investment	(2,500,000)	—	(2,500,000)	—
Gain on extinguishment of debt	—	—	750,000	—

Income before minority interest and provision for income taxes	3,554,000	1,034,000	12,789,000	2,676,000
Minority interest	(2,209,000)	—	(4,091,000)	—

Income before provision for income taxes	1,345,000	1,034,000	8,698,000	2,676,000
Provision for income taxes	(510,000)	(394,000)	(2,497,000)	(1,018,000)

Net income	$835,000	$640,000	$6,201,000	$1,658,000

Share data:
Basic net income per share	$0.09	$0.07	$0.67	$0.19
Basic weighted average shares	9,819,399	8,701,924	9,186,853	8,693,047
Diluted net income per share	$0.08	$0.07	$0.65	$0.19
Diluted weighted average shares	9,924,409	8,915,770	9,503,417	8,843,712

See accompanying notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,201,000	$1,658,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,283,000	2,904,000
Equity in joint venture income	(4,034,000)	(3,929,000)
Minority interest in income of subsidiary	4,091,000	—
Compensation expense for restricted stock	540,000	223,000
Gain on sale of stock of subsidiary	(12,899,000)	—
Non-recurring Japan IPO expense - non-cash	1,100,000	—
Valuation adjustment - warrants non-cash	(48,000)	—
Gain on extinguishment of debt - non-cash	(750,000)	—
Non-cash write-down of investment	1,467,000	—
Write-down of technology investment	2,500,000	—
Change in assets and liabilities:
Accounts receivable	559,000	3,922,000
Contracts and other assets	1,321,000	(3,131,000)
Accounts payable	304,000	(1,521,000)
Accrued expenses and other liabilities	583,000	(1,588,000)

Net cash provided by (used in) operating activities	3,218,000	(1,462,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to goodwill	—	(400,000)
Settlements of notes receivable	7,182,000	3,994,000
Additions to notes receivable	(5,124,000)	(3,585,000)
Reduction of real estate	1,887,000	11,434,000
Purchase and additions to real estate	(186,000)	(2,538,000)
Distributions from joint ventures	4,975,000	19,321,000
Contributions to joint ventures	(13,757,000)	(20,298,000)
Deconsolidation of subsidiary	(13,361,000)	—
Proceeds from sale of minority interest of subsidiary, net	10,723,000	—
Cash - restricted decrease	483,000	505,000

Net cash (used in) provided by investing activities	(7,178,000)	8,433,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable	4,954,000	3,978,000
Repayment of notes payable	(540,000)	(2,968,000)
Borrowings under lines of credit	31,079,000	20,879,000
Repayment of lines of credit	(36,117,000)	(20,139,000)
Issuance of mortgage loans payable	—	1,730,000
Repayment of mortgage loans payable	(1,993,000)	(6,367,000)
Senior unsecured notes	172,000	62,000
Issuance of common stock	628,000	62,000
Repurchase of common stock	—	(193,000)
Loan repayments from stockholders	—	36,000

Net cash used in financing activities	(1,817,000)	(2,920,000)

Effect of exchange rate changes on cash and cash equivalents	285,000	—

Net (decrease) increase in cash and cash equivalents	(5,492,000)	4,051,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,121,000	5,228,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,629,000	$9,279,000

KENNEDY-WILSON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

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

As a result of the deconsolidation of the Company’s Japan subsidiary, cash decreased by $6,181,000, accounts receivable decreased by $599,000, notes receivable decreased by $3,592,000, other assets decreased by $4,358,000, accounts payable decreased by $172,000, accrued expenses decreased by $2,597,000, accrued salaries decreased by $245,000, notes payable decreased by $6,903,000, borrowing under lines of credit decreased by $3,335,000 offset by an increase in investments in joint ventures of $1,478,000.

See accompanying notes to consolidated financial statements.

KENNEDY-WILSON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared by Kennedy-Wilson, Inc. a Delaware corporation, and subsidiaries (the “Company”) without audit by independent auditors, pursuant to the Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.  The statements, in the opinion of the Company, present fairly the financial position and results of operations for the dates and periods indicated.  The information presented as of and for the three and nine month periods ended September 30, 2002 and 2001 has not been audited by independent auditors, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.  The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results that might be expected for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Rules and Regulations of the Securities and Exchange Commission.  The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  Certain reclassifications have been made to prior period balances to conform to the current period presentation.

In September 2002, the Company completed a secondary public stock offering and the private sale of 2,000 shares of the stock of its Japan subsidiary.  The Company retained ownership of 37% of the subsidiary’s shares after the offering.  Subsequent to this transaction, the subsidiary, which had been consolidated in the Company’s financial statements, is accounted for as an equity method investment.  See Note 8.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142, which is effective January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  The Company has performed an evaluation of its goodwill and has determined that there was no goodwill impairment as of September 30, 2002.

Goodwill amortization expense for the three and nine month periods ended September 30, 2001, after tax, was $219,000 and $663,000, respectively.

The effects on earnings and earnings per share of excluding such goodwill amortization from the third quarter and first nine months of 2001 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Net income, as reported	$835,000	$640,000	$6,201,000	$1,658,000
Net income, excluding 2001 goodwill amortization	$835,000	$859,000	$6,201,000	$2,321,000
Basic earnings per share
Earnings per share as reported	$0.09	$0.07	$0.67	$0.19
Earnings per share, excluding 2001 goodwill amortization	$0.09	$0.10	$0.67	$0.26
Diluted earnings per share
Earnings per share as reported	$0.08	$0.07	$0.65	$0.19
Earnings per share, excluding 2001 goodwill amortization	$0.08	$0.10	$0.65	$0.26

Property management contracts of $9,448,000 were acquired between 1998 and 1999 and estimated to have a useful life of seven years at the time of acquisition.  At September 30, 2002, the contracts have remaining useful lives ranging from three to four years and a net book value of $4,174,000.  The Company has performed an evaluation of the carrying amount of the contracts and has determined that there is no impairment.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and applies to all long-lived assets, including discontinued operations.  SFAS 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  The provisions of SFAS 145 relating to the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002.  The Company early adopted these provisions, effective April 1, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to the 2001 balances to conform with the 2002 presentation.

NOTE 2 - NOTES RECEIVABLE

Notes receivable consists primarily of non-performing notes and related assets acquired from financial institutions.  A majority of these notes are typically collateralized by real estate, personal property or guarantees.

NOTE 3 - INVESTMENTS IN JOINT VENTURES

The Company has a number of partnerships and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate.  The Company has significant influence over these entities, but not control and accordingly, these investments are accounted for under the equity method.  Investments in joint ventures also include mezzanine loans to real estate developers for new single-family residential developments.  These investments are accounted for under the cost method.

Management monitors the valuation of each individual investment on an ongoing basis. During the third quarter of 2002, management concluded that the cost basis of two investments included in investment in joint ventures in the accompanying consolidated balance sheet was not probable of recovery. Based on the analysis performed by management, the basis of one of the investments was reduced by $2.5 million and the other was reduced by $1.4 million, resulting in cost basis of the associated assets of $1 million and zero, respectively.

NOTE 4 - LINES OF CREDIT

In June 2002, the Company entered into a loan agreement that provides the Company with an unsecured revolving credit facility in the amount of $30 million.  The loan bears interest at a range of rates from prime to prime plus 0.50%, or, at borrower’s option, LIBOR plus 2.50% to LIBOR plus 3.00%.  The principal repayments under these facilities for the years 2002, 2003, 2004 and 2005 are $15 million, $10 million, $0 and $5 million, respectively. In September 2002, $7.5 million was repaid.

The Company’s ability to borrow under these facilities is subject to compliance with certain financial covenants.  As of September 30, 2002, the Company was in compliance with the covenants.

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

The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation.  The estimated fair value of the warrants at issuance was recorded as deferred loan costs and deducted from the note balance.  The deferred loan costs are being amortized on a straight-line basis over the life of the notes.  A liability was also recorded for the fair value of the warrants, which is adjusted quarterly to record the warrants at their estimated fair value while they are outstanding.  The estimated fair value of the warrants was $666,000 and $714,000 at September 30, 2002 and December 31, 2001, respectively, and is included in accrued expenses and other liabilities.  For the nine months ended September 30, 2002, the change in value, which amounted to a decrease of $48,000, was recorded as valuation adjustment - warrants.

NOTE 6 - CONVERTIBLE SUBORDINATED DEBT

In June 2002, the convertible subordinated debentures were exchanged for 749,000 of the Company’s common shares at the then-prevailing market price of $5.31 per share, for a total value of $3,977,000.  Subordinated debt was issued in exchange for the balance of the convertible subordinated debt in the amount of $2,773,000.  See Note 7.  The Company recognized a gain of $750,000 on the extinguishment of the debt.

NOTE 7 - SUBORDINATED DEBT

In June 2002, the Company issued $2,773,000 of unsecured subordinated debentures. The debentures have a term of 46 months and an interest rate of 6%, interest only payable monthly.

NOTE 8 - MINORITY INTEREST

In February 2002, the Company completed an initial public offering of the shares of its formerly consolidated subsidiary, Kennedy Wilson Japan, on NASDAQ-Japan (stock symbol 4321).  The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company.  In September 2002, the Company completed a secondary public stock offering and the private sale of 2,000 shares of the stock of its Japan subsidiary.  The Company retained ownership of 37% of the subsidiary’s shares after the two offerings. Effective with the completion of the secondary offering, Kennedy Wilson Japan became an unconsolidated subsidiary in the Company’s financial statements.  As a result of the public offerings and the sale of shares, the Company recorded net gains of $4,077,000 in the third quarter and $8,822,000 in the first quarter of 2002.  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 51, the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations.  Non-recurring, non-cash Japan IPO expense includes $1.1 million related to incentive stock issued to employees of the Company in connection with the IPO.

NOTE 9 - RESTRICTED STOCK

In April 2002, the Company’s Chairman and Chief Executive Officer was awarded a grant of 1,000,000 shares of restricted stock with dilution protection that vests over the remaining term of his employment agreement, which expires in December 2009.

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Accumulated other comprehensive income consists of foreign currency translation adjustments.  The tax provision associated with items included in other comprehensive income for the Company was $153,000 for the nine months ended September 30, 2002.  The following table provides a summary of the comprehensive income:

	Nine months ended September 30,

	2002	2001

Net income	$6,201,000	$1,658,000
Foreign currency translation gain, net of taxes	285,000	—

Comprehensive income	$6,486,000	$1,658,000

NOTE 11 - INCOME TAXES

The provision for income taxes was $2,497,000 for the first nine months of 2002.  This equates to an overall tax rate that was lower than the federal statutory rate due to a portion of the gain on the sale of stock of a subsidiary not being subject to taxation.

NOTE 12 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

BASIC CALCULATION
Net income	$835,000	$640,000	$6,201,000	$1,658,000

Weighted average shares	9,819,399	8,701,924	9,186,853	8,693,047

Basic net income per share	$0.09	$0.07	$0.67	$0.19

DILUTED CALCULATION
Net income	$835,000	$640,000	$6,201,000	$1,658,000

Weighted average shares	9,819,399	8,701,924	9,186,853	8,693,047
Potentially dilutive securities	105,010	213,846	316,564	150,665

Total diluted shares	9,924,409	8,915,770	9,503,417	8,843,712

Diluted net income per share	$0.08	$0.07	$0.65	$0.19

Potentially dilutive securities excluded from the diluted earnings per share calculation for being anti-dilutive are as follows:

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Convertible debentures	—	750,000	486,264	750,000
Warrants	927,023	927,023	927,023	927,023
Options	924,949	1,152,327	981,126	1,154,067
Restricted stock	1,570,538	650,650	1,076,381	680,527

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

The following tables reconcile the Company’s income and expense activity for the three and nine months ended September 30, 2002 and balance sheet data as of September 30, 2002.

2002 Reconciliation of Reportable Segment Information

	For the three months ended September 30, 2002

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$5,761,000	$701,000	$987,000		$7,449,000
Commissions	499,000	4,909,000			5,408,000
Other		1,314,000	1,342,000	$66,000	2,722,000

Total revenue	6,260,000	6,924,000	2,329,000	66,000	15,579,000
Operating expenses	(5,770,000)	(2,508,000)	(791,000)	(4,196,000)	(13,265,000)
Non-operating items				1,240,000	1,240,000

Income before minority interest and provision for income taxes	$490,000	$4,416,000	$1,538,000	$(2,890,000)	$3,554,000

	For the nine months ended September 30, 2002

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$16,341,000	$2,561,000	$1,801,000		$20,703,000
Commissions	1,271,000	9,503,000	738,000		11,512,000
Other	(2,000)	3,979,000	3,343,000	$190,000	7,510,000

Total revenue	17,610,000	16,043,000	5,882,000	190,000	39,725,000
Operating expenses	(15,412,000)	(7,200,000)	(2,532,000)	(11,063,000)	(36,207,000)
Non-operating items		(52,000)		9,323,000	9,271,000

Income before minority interest and provision for income taxes	$2,198,000	$8,791,000	$3,350,000	$(1,550,000)	$12,789,000

Total assets	$9,620,000	$22,830,000	$26,936,000	$62,173,000	$121,559,000

The following tables reconcile the Company’s income and expense activity for the three and nine months ended September 30, 2001.

2001 Reconciliation of Reportable Segment Information

	For the three months ended September 30, 2001

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$6,877,000	$1,367,000	$341,000	$15,000	$8,600,000
Commissions	419,000	2,142,000	253,000	(146,000)	2,668,000
Sales of residential real estate			1,620,000		1,620,000
Other		1,281,000	252,000	359,000	1,892,000

Total revenue	7,296,000	4,790,000	2,466,000	228,000	14,780,000
Operating expenses	(6,989,000)	(2,924,000)	(1,740,000)	(1,434,000)	(13,087,000)
Non-operating items				(659,000)	(659,000)

Income before provision for income taxes	$307,000	$1,866,000	$726,000	$(1,865,000)	$1,034,000

	For the nine months ended September 30, 2001

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$20,947,000	$2,923,000	$765,000	$15,000	$24,650,000
Commissions	1,450,000	7,595,000	743,000	(146,000)	9,642,000
Sales of residential real estate			10,178,000		10,178,000
Other		4,090,000	855,000	494,000	5,439,000

Total revenue	22,397,000	14,608,000	12,541,000	363,000	49,909,000
Operating expenses	(21,014,000)	(8,444,000)	(10,180,000)	(5,154,000)	(44,792,000)
Non-operating items				(2,441,000)	(2,441,000)

Income before provision for income taxes	$1,383,000	$6,164,000	$2,361,000	$(7,232,000)	$2,676,000

Total assets	$16,298,000	$24,946,000	$58,342,000	$25,691,000	$125,277,000

NOTE 14 - SUBSEQUENT EVENT

In October 2002, the Company refinanced $5 million of senior unsecured notes bearing interest at 12% with $5 million of senior unsecured notes bearing interest at prime plus 1%.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

OPERATING INCOME

Operating income for the third quarter of 2002 increased 70% to a record $4.6 million before depreciation and non-cash expenses, compared to $2.7 million in the same quarter last year.  Revenue increased across all divisions, except for sales of residential real estate, which is a business we have exited.  Total revenue for the three months ended September 30, 2002 was approximately $15.6 million, compared to approximately $14.8 million during the same period in 2001.  Operating expenses for the third quarter of 2002 were approximately $13.3 million, compared to approximately $13.1 million for the same period in 2001.  The increase was due primarily to the non-cash expenses in the third quarter of 2002, offset by the reduced costs related to the sales of a residential real estate development that was completed in 2001.  Earnings before minority interest and taxes for the three months ended September 30, 2002 were approximately $3.6 million, compared to approximately $1 million for the same period in 2001.  Net income for the three months ended September 30, 2002 was $835,000, up 30% compared to $640,000 for the same period in 2001.

REVENUE

Property management and leasing operations generated approximately $7.4 million of revenue in the third quarter of 2002, representing 48% of our total revenue as compared to approximately $8.6 million and 58% of total revenue for the same period in 2001. The decline in revenue corresponds to a decline in leasing revenue, as well as the sale of some of the properties managed by the Company. Property management and leasing revenue includes asset management, construction management, and engineering services.  As of September 30, 2002, we had under management a portfolio of approximately 55 million square feet of commercial, industrial and apartment properties located in 24 states and Japan.

Brokerage commission revenue for the third quarter of 2002 was approximately $5.4 million, representing 35% of total revenue, a 103% increase when compared to approximately $2.7 million and 18% of total revenue for the third quarter of 2001. The increase in revenue was due to a substantial increase in acquisition and disposition fees related to our Japan subsidiary.

There were no sales of residential real estate during the three month period ended September 30, 2002 compared to approximately $1.6 million during the same period in 2001, representing the sale of seven units in a 109-unit residential development that was completed in 2001.

Equity in joint venture income totaled approximately $1.6 million for the third quarter in 2002, or 10% of total revenue compared to approximately $1.3 million realized in the third quarter of 2001. The increase was largely due to the sale of an office building during the quarter.

Gain on restructured notes totaled $902,000 for the three months ended September 30, 2002, compared to $130,000 for the same period in 2001.  The increase reflects gains mainly from our Japan subsidiary which bought six new loan pools for its own account and invested in two new loan pools with partners during this period.

OPERATING EXPENSES

Brokerage commissions and marketing expenses were approximately $1.9 million for the three months ended September 30, 2002, compared to approximately $2 million for the same period in 2001.

Cost of residential real estate sold was $35,000 for the three months ended September 30, 2002, compared to approximately $1.6 million for the same period in 2001.  The decrease correlates with the decrease in revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $6.2 million for the third quarter of 2002, compared to approximately $5.7 million for the third quarter of 2001.  The increase relates primarily to increased hiring and compensation paid by our Japan subsidiary.

General and administrative expenses were approximately $2.9 million for the third quarter of 2002, compared to the same period in 2001 expenses of approximately $2.8 million.

Depreciation and amortization expense was $801,000 for the three months ended September 30, 2002, compared to $978,000 for the same period of 2001.  The change results from the elimination of goodwill amortization in accordance with FAS 142.

Non-cash write-down of investment was approximately $1.5 million for the third quarter of 2002, compared to no write-down for the same period of 2001. During the third quarter of 2000, management concluded that the cost basis of a real estate investment was not probable of recovery. Based on the analysis performed by management, the basis of the real estate investment was reduced by approximately $1.5 million, resulting in cost basis of the associated asset of zero.

NON-OPERATING ITEMS

Interest expense was $670,000 for the three months ended September 30, 2002, compared to $659,000 during the same period in 2001.

Valuation adjustment - The change in the fair value of warrants was $333,000 for the third quarter of 2002, compared to no adjustment for the same period of 2001 as a result of the decrease in the value of the warrants.

Write-down of technology investment was $2.5 million for the third quarter of 2002, compared to no write-down for the same period of 2001. During the third quarter of 2002, management concluded that the cost basis of an e-commerce investment was not probable of recovery. Based on the analysis performed by management, the basis of the e-commerce investment was reduced by $2.5 million, resulting in cost basis of the associated asset of $1 million.

The provision for income taxes was $510,000 for the third quarter in 2002, compared to $394,000 for the third quarter of 2001, as a result of the increase in income before provision for income taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

OPERATING INCOME

Operating income for the first nine months of 2002 increased 5% to $8.4 million before depreciation and non-cash expenses, compared to $8.0 million for the same period last year.  Total revenue for the nine months ended September 30, 2002 was approximately $39.7 million, compared to $49.9 million during the same period in 2001 reflecting the decrease in revenue from sales related to a residential real estate development project that was completed in 2001.  Operating expenses for the first nine months of 2002 were approximately $36.2 million, representing a 19% decrease from approximately $44.8 million for the same period in 2001.  The decrease was due to the reduced costs related to the sales of residential real estate as discussed above, offset by non-cash expenses of $2.6 million in 2002.  Earnings before minority interest and taxes for the nine months ended September 30, 2002 were approximately $12.8 million, compared to approximately $2.7 million for the same period in 2001.  The increase relates primarily to the sale of stock in our Japan subsidiary.  Net income for the nine months ended September 30, 2002 was approximately $6.2 million, compared to approximately $1.7 million for the same period in 2001.

REVENUE

Property management and leasing operations generated approximately $20.7 million of revenue in the first nine months of 2002, representing 52% of our total revenue as compared to approximately $24.7 million for the same period in 2001.  The decline in revenue is due to a decline in leasing revenue and to the sale of some of the properties managed by the Company.  Property management and leasing revenue includes asset management, construction management, and engineering services.

Brokerage commission revenue for the first nine months of 2002 was approximately $11.5 million, representing 29% of total revenue, compared to brokerage commission revenue for the same period of 2001 of approximately $9.6 million.  The increase in revenue is primarily related to our Japanese subsidiary.

There were no sales of residential real estate during the nine months ended September 30, 2002 compared to $10.2 million during the same period in 2001, representing the sale of 43 units in a 109-unit residential development that was completed in 2001.

Equity in income of joint venture investments totaled approximately $4 million for the first nine months of 2002, or 10% of total revenue compared to $3.9 million realized in the same period of 2001.

There was no gain on sale of commercial real estate for the nine months ended September 30, 2002 compared to $281,000 in the same period of 2001.

Gain on restructured notes was approximately $2.7 million for the nine months ended September 30, 2002 compared to $177,000 for the same period in 2001.  The increase reflects gains from recent note acquisitions in the U.S. and notes restructured from our Japan subsidiary prior to their deconsolidation.  Our strategy to collect the note balances consists of either restructuring the note to performing status, negotiating a payoff, or foreclosing and selling the related collateral.

OPERATING EXPENSES

Brokerage commissions and marketing expenses were approximately $4.4 million for the nine months ended September 30, 2002 compared to approximately $5.7 million during the same period of 2001.

Cost of residential real estate sold was $220,000 for the nine months ended September 30, 2002, compared to approximately $9.9 million for the same period in 2001.  The decrease correlates with the decreased revenues from the sales of residential real estate discussed above.

Compensation and related expenses were approximately $18.6 million for the first nine months of 2002, compared to approximately $17.9 million for the same period of 2001.  The increase is related primarily to an increase in the number of employees in our Japan subsidiary.

General and administrative expenses were approximately $8.2 million for the first nine months of 2002, representing a 2% decrease from the same period in 2001 expenses of approximately $8.4 million.

Non-cash write-down of investment was approximately $1.5 million for the nine months ended September 30, 2002 compared to no write-down for the same period of 2001. Management concluded that the cost basis of a real estate investment was not probable of recovery. Based on the analysis performed by management, the basis of the real estate investment was reduced by approximately $1.5 million, resulting in cost basis of the associated asset of zero.

Depreciation and amortization expense was approximately $2.3 million for the nine months ended September 30, 2002 compared to $2.9 million during the same period of 2001.  The change results from the elimination of goodwill amortization in accordance with FAS 142.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $12.9 million for the nine months ended September 30, 2002, compared to no gain in the same period of 2001.  The gain resulted from the sale of shares owned in our Japan subsidiary as part of the successful initial public offering and secondary offering of that subsidiary’s shares in Japan.  The non-recurring, non-cash Japan IPO expense of $1.1 million is directly related to the gain.  See note 8.

Interest expense was approximately $1.9 million for the first nine months of 2002, compared to approximately $2.4 million during the same period in 2001, representing a 21% decrease.  The decline is due, in part, to the reduced average interest rates on variable rate loans.

Valuation adjustment - The change in the fair value of warrants was $48,000 for the first nine months of 2002, compared to no adjustment for the same period of 2001 as a result of the decrease in the value of the warrants.

Write-down of technology investment was $2.5 million for the nine months ended September 30, 2002 compared to no write-down for the same period of 2001. Management concluded that the cost basis of an e-commerce investment was not probable of recovery. Based on the analysis performed by management, the basis of the e-commerce investment was reduced by $2.5 million, resulting in cost basis of the associated asset of $1 million.

Gain on extinguishment of debt was $750,000 for the nine months ended September 30, 2002.  There was no such gain in 2001.  The gain on extinguishment of debt related to the conversion of the convertible subordinated debentures in the amount of $3,977,000 and the issuance of subordinated debentures in the amount of $2,773,000 to retire the $7,500,000 of convertible subordinated debt.

The provision for income taxes was approximately $2.5 million for the first nine months of 2002, compared to approximately $1 million for the same period of 2001, as a result of the change in income before provision for income taxes and due to a portion of the gain on the sale of stock of a subsidiary not being subject to taxation.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resource requirements include expenditures for joint venture fund investments, distressed note pools, real estate, and working capital needs.  Historically, we have not required significant capital resources to support our brokerage operations.  We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below.  Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate.  These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to certain exceptions that are standard in the real estate industry.

Cash provided by operating activities during the nine months ended September 30, 2002 was approximately $3.2 million, compared to approximately $1.5 million in cash used in operating activities for the same period in 2001.  The change included increased earnings, a decrease in accounts receivable and other assets and an increase in accrued liabilities in 2002 compared to  a decrease in accounts receivable offset by an increase in other assets and decrease in accrued liabilities in 2001.

Cash used in investing activities during the nine months ended September 30, 2002 was approximately $7.2 million, compared to approximately $8.4 million in cash provided by investing activities during the same period in 2001.  The change resulted primarily from the sale of shares in our Japan subsidiary, settlements of notes receivable and contributions to joint venture investments in 2002 compared to contributions to joint venture investments and reductions of real estate in 2001.

Cash used in financing activities was approximately $1.8 million for the first nine months of 2002, compared to $2.9 million for the same period of 2001.  The change resulted from net debt repayment and issuance of common stock in 2002 compared to net debt repayment in 2001.

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

Item 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Kennedy-Wilson, Inc. carried out an evaluation, under the supervision and with the participation of Kennedy-Wilson, Inc.’s management, including Kennedy-Wilson, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Kennedy-Wilson, Inc.’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Kennedy-Wilson, Inc.’s disclosure controls and procedures are effective in timely alerting them to material information relating to Kennedy-Wilson, Inc. required to be included in Kennedy-Wilson, Inc.’s periodic Securities and Exchange Commission filings. There have been no significant changes in Kennedy-Wilson, Inc.’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities. On June 28, 2002 the Company issued an aggregate of 749,000 of its common shares and the Company’s 6% Subordinated Notes due 2006 in an aggregate principal amount of $2,772,810 to Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, LP in exchange for the Company’s 6% Subordinated Convertible Notes due 2006 in an aggregate principal amount of $7,500,000. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Sections 3(a)(9) and 4(2) thereof or Regulation D promulgated thereunder.

Item 5.	OTHER MATTERS

In October 2002, the Company filed Form 8-K to inform the Securities and Exchange Commission that the Company had replaced Deloitte & Touche (“Deloitte”) with KPMG as its independent auditors.  The filing stated that during the two years ended December 31, 2001 and 2000 and the subsequent interim period, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

               (a)       Exhibits

                           The following exhibits are included herein:

ITEM	DESCRIPTION

10.51	Exchange Agreement dated as of September 30, 2002, by and among Kennedy-Wilson, Inc. and The Several Purchasers Named in Schedule I
10.52	Subordinated Note due April 15, 2006, dated September 30, 2002 payable to Cahill, Warnock Strategic Partners Fund, LP, duly executed by Kennedy-Wilson, Inc. in the amount of $2,627,237.
10.53	Subordinated Note due April 15, 2006, dated September 30, 2002 payable to Strategic Associates, LP, duly executed by Kennedy-Wilson, Inc. in the amount of $145,573.
99.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)       Reports on Form 8-K

                             Change in Independent Auditors

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON, INC.

Registrant
Date: November 12, 2002

/s/ FREEMAN A. LYLE

Freeman A. Lyle Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATIONS

I, William J. McMorrow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kennedy-Wilson Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ William J. McMorrow
Chief Executive Officer

SECTION 302 CERTIFICATIONS

I, Freeman A. Lyle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kennedy-Wilson Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Freeman A. Lyle
Chief Financial Officer