Form 10-K
period 2002-12-31
KENNEDY WILSON INC
filed 2003-04-16
CIK 885720

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM _________ TO _________.

COMMISSION FILE NUMBER: 0-20418

KENNEDY-WILSON, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4364537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9601 WILSHIRE BOULEVARD, SUITE 220 BEVERLY HILLS, CALIFORNIA	90210
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 887-6400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in the Securities and Exchange Act Rule 12b-2. Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon closing sales price of the Common Stock on the NASDAQ Stock Market on June 28, 2002 was approximately $37 million. The number of shares of the registrant's Common Stock outstanding as of March 31, 2003 was 10,298,392.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s proxy statement for its 2003 Annual Meeting of Stockholders, to be held at a future date, are incorporated by reference into Part III of this report.

KENNEDY-WILSON, INC.

ITEM 1.  BUSINESS

OVERVIEW

We are an integrated, national real estate services and investment Company.  Founded in 1977, we were later incorporated in Delaware and became a public Company in 1992.  We deliver a complementary array of real estate services.  Headquartered in Beverly Hills, we have over 530 employees in offices in the U.S.  We initially gained recognition through our real estate auction services.  Over time, we diversified our business so that we now provide:

•	Fund management of real estate and note pool investments;
•	Commercial and residential property management and leasing; and
•	Commercial and residential brokerage, including auction marketing.

In addition to these real estate related services, we invest primarily through joint venture investments in commercial and residential real estate and discounted loan portfolios. Our clients include large financial institutions, major corporations, pension funds, real estate developers, insurance companies and governmental entities.

Our previously wholly-owned, consolidated subsidiary, Kennedy-Wilson Japan (KWJ), has had a presence in Japan for ten years through which we have developed significant relationships with Japanese companies and financial institutions. In February 2002, the Company completed an initial public offering of the shares of KWJ, which consisted of 4,500 newly issued shares and 2,500 shares sold by the Company at a price of approximately $3,319 per share, for total gross cash consideration of approximately $23 million. In September 2002, a secondary public stock offering of KWJ was completed and consisted of 4,900 shares at a price of $1,700 per share, and the private sale of 2,000 shares of the stock, for total gross cash consideration of approximately $11.7 million. Effective with the completion of the secondary offering, the Company retained ownership of 37% of KWJ’s shares and KWJ became an unconsolidated subsidiary in the Company’s financial statements and is accounted for as an equity method investment.

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

KWI Fund I, formed in August 2000, is a $146 million fund comprised of $68 million in equity, which is 5% owned by the Company, and capitalized with limited partners’ capital and $78 million in debt.  Through the end of 2002 KWI Fund I has acquired 11 office properties and one multifamily property, totaling approximately 1,745,000 square feet.  The properties are located in Los Angeles, Santa Monica, Houston, Austin, Dallas and Atlanta.

Future funds are expected to be in the $100 million equity range with $250 million in assets.  The funds are expected to have the following principal investment objectives:

•	Invest in high-quality office, industrial, retail and multifamily income property located in selected markets;
•	Properties that need renovation and capital improvements, in major growth markets that are expected to maintain above-average employment and rent growth rates;
•	Acquire properties at substantial discounts to replacements cost, make selective capital improvements that are expected to increase income and create significant value in excess of the cost;
•	Acquire properties generally in the $5 to $25 million per property price range.

PROPERTY MANAGEMENT AND LEASING

We are a nationwide commercial and residential property management and leasing Company.  We provide a full range of services relating to property management, including:

•	Commercial and residential building management;
•	Leasing;
•	Construction management;
•	Engineering services;
•	Technical services.

We have managers in ten regional offices -- Beverly Hills, New York, Dallas, Austin, Houston, San Francisco, Seattle, Walnut Creek, Minneapolis and Chicago -- supervising nearly 530 employees who assist in managing more than 200 office and industrial buildings, and multi-unit residential complexes in 22 different states.  We have approximately 53 million gross square feet of real estate under management.

As part of our strategy for providing our property management clients with the best services possible, we apply the same approach in managing our clients’ properties as we do in managing our own, where our primary objective is to maximize the return on investment.  To this end, we work with each client to ascertain their goals and expectations and to design strategic plans for leasing and improving each property in a way that increases the client’s returns.  We also strive to maximize our clients’ returns by reducing property operating expenses through the discounts and lower prices that we generally obtain for vendor services and supplies.

REAL ESTATE BROKERAGE

Through our offices in Beverly Hills and New York, we provide specialized brokerage services for both commercial and residential real estate.  We market and sell on behalf of our clients and ourselves:

•	Office and retail buildings;
•	Multi- and single-family residences;
•	Industrial sites;
•	Hotels and resorts; and
•	Undeveloped land.

We specialize in marketing institutional properties through privately negotiated and sealed bid sales.  We develop and implement cost-effective marketing campaigns ranging from local to worldwide in scope.  Each marketing campaign is tailored to the client’s objectives and the property’s characteristics, including time parameters, sensitivity to publicity, and cash flow needs.  We also investigate and analyze, among other things, the physical condition of the property, its cash flow and tenant characteristics, market rents and market dynamics within submarkets, and comparable transactions.

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

On a national basis, we provide our clients with auction marketing services to sell both commercial and residential real estate.  Auctions provide a seller an opportunity to concentrate the marketing efforts and sell its holdings on one established date.  By doing so, the seller can increase liquidity and avoid long-term carrying costs and the risk of a drop in market value.  For these reasons, we believe that the net proceeds to the seller following an auction sale of multiple units often exceeds what the net proceeds would have been had the units been sold individually through conventional brokerage arrangements.

REAL ESTATE INVESTMENTS

We invest in commercial and residential real estate primarily through joint ventures with institutional joint venture partners, who typically contribute the majority of the capital.  The investment platforms typically target specific property types.  We have joint venture funds for multiple investments with certain institutional partners.  These funds enable us to leverage our capital and diversify the risks associated with owning properties.  In addition, we earn fees for services provided to the joint venture, including due diligence, acquisition, asset management, leasing, property management and disposition services. Profit from fees earned by the Company from entities in which the Company retains an ownership interest are deferred to the extent of the Company's ownership percentage in amounts capitalized by the joint venture.

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

Most of the real estate in which we and our joint venture investment platform have invested is located in California and Texas.  The current cycle of the U.S. real estate market presents value-added investment potential.  Our brokerage and property management operations are the source of many of our real estate acquisitions.  These operations provide us with unique investment opportunities in the form of close relationships with our institutional clients that have substantial real estate investments.  For example, a financial institution client that has acquired a property through a foreclosure may desire to sell it in less time than it would take for a conventional brokerage sale.   We are often able to meet the needs of these types of clients by purchasing their properties quickly and discretely for one of our joint venture funds.

NOTES RECEIVABLE INVESTMENTS

In 2001, we began acquiring discounted loan portfolios that were performing and were secured primarily by real estate.  These assets are accounted for under the interest method, which provides that the accretable discount be recorded as interest income over the life of the loans.

Through 1999 our note pool portfolio acquisitions consisted primarily of pools of assets that contained bankruptcy claims, judgments, credit guarantees, and other residual claims arising from defaulted credit transactions.  These assets were typically purchased from financial institutions. Our strategy to collect the asset balances consists of negotiating a cash payoff, restructuring the asset to a performing note or foreclosing and selling any related collateral.  Our last acquisition of these types of assets was in 1999.  Most of these notes have been settled, with the majority being paid off in less than two years.

KENNEDY-WILSON JAPAN

The Company has had a presence in Japan for over ten years through its formerly wholly-owned subsidiary, Kennedy-Wilson Japan (KWJ). The operations in Japan include investment in real estate, the acquistion of pools of discounted Japanese notes and asset management and brokerages services. The notes are typically secured by real estate and personal property. The investment strategy is to acquire the notes on a privately negotiated basis from Japanese financial institutions. KWJ's investments are typically acquired in joint venture funds with institutional investors who contribute the majority of the capital. As noted above, subsequent to the secondary public stock offering of KWJ in September 2002, KWJ became an unconsolidated subsidiary in the Company's financial statements and is accounted for as an equity method investment.

GOVERNMENT REGULATIONS

Our brokerage and property management operations are subject to various federal, state and local regulations.  We must have an officer licensed as a real estate broker or we must associate with a broker licensed by each state within the U.S. in which we provide brokerage or property management services.  Each of our employees that performs certain brokerage functions in any particular state must be a licensed real estate salesperson in that state and he or she must work under the supervision of a broker licensed by that state.  We are in compliance with all material licensing requirements and regulations in states and countries in which licenses are required and in which we are engaged in brokerage and property management activities.

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

EMPLOYEES

We have approximately 530 employees in the U.S.  Our compensation policies are designed to attract, retain and motivate employees that are an integral part of our profitability.  Our employees typically receive a base salary and performance based incentives including bonuses based primarily on the cash flow of their operational units.  As a result, employees are encouraged to meet individual goals as well as to contribute their expertise and efforts on behalf of their group.  In addition to promoting the generation of revenues, our compensation structure also encourages our employees to control costs.

AVAILABLE INFORMATION

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 that require the Company to file, most often electronically, reports, proxy and information statements, and other information with the Securities and Exchange Commission (SEC). The public may read and copy the Company's filings at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 2.  PROPERTIES

Our executive and administrative offices are located at 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California.  We also lease space for our regional and branch offices and sublease space to third parties.  These facilities, including our Beverly Hills headquarters, comprise a total of approximately 104,000 square feet of leased space, with an annual aggregate base rental of approximately $2.5 million.  Each of these leases is scheduled to expire within the next five years.  We believe that we will be able to renew any expiring lease or obtain suitable office space to replace such leased facility, as necessary, without any material increase in our rental costs.

As described above, we also buy and sell real estate, primarily through joint venture investments, in the ordinary course of our business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Company’s Common Stock trades on The NASDAQ National Market under the symbol “KWIC”.  The following table sets forth the high and low closing prices of our Common Stock as reported on the NASDAQ National Market.

	2002		2001

	High	Low	High	Low

First Quarter	$6.00	$4.21	$4.50	$3.72
Second Quarter	6.20	5.10	4.25	3.51
Third Quarter	5.38	4.03	4.55	3.45
Fourth Quarter	4.49	3.27	4.40	3.48

As of March 24, 2003, there were approximately 1,200 holders of our Common Stock.

EQUITY COMPENSATION PLAN TABLE

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	926,140	$5.83	163,100
Equity compensation plans not approved by security holders	—	—	—

Total	926,140	$5.83	163,100

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2002.  The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2002	Restated* 2001	Restated* 2000	Restated* 1999	Restated* 1998

	(in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Total revenue	$44,662	$60,508	$91,535	$88,191	$50,156
Total operating expenses	48,643	59,263	85,283	71,480	36,312
Equity in joint venture income	8,709	5,592	6,236	2,049	612
Equity in income of Kennedy-Wilson Japan	907	-	-	-	-
Income from operations	5,635	6,837	12,488	18,760	14,456
Non-operating items, minority interest and income taxes	530	(4,297)	(7,349)	(13,834)	(9,197)
Net income	6,165	2,540	5,139	4,926	5,259

Basic net income per share	$0.66	$0.29	$0.57	$0.60	$0.84
Basic weighted average shares	9,338	8,701	9,018	8,219	6,254

Diluted net income per share	$0.64	$0.29	$0.54	$0.51	$0.77
Diluted weighted average shares	9,584	8,888	10,128	10,015	6,801

	Year ended December 31,
	2002	Restated* 2001	Restated* 2000	Restated* 1999	Restated* 1998

	(in thousands)
BALANCE SHEET DATA:
Total assets	$129,075	$128,856	$131,459	$133,493	$204,278
Long term debt	24,741	25,541	55,653	27,901	136,130
Total liabilities	66,377	77,296	82,804	87,829	181,837
Total stockholders’ equity	62,698	51,560	48,655	45,664	22,441

* See Note 25 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the Consolidated Financial Statements for the years ended 2001 and 2000 as described in Note 25 to the Consolidated Financial Statements.

OVERVIEW

We are an integrated real estate services and investment Company with headquarters in Beverly Hills, California.  Through our subsidiaries, we provide a complementary array of real estate services, including fund management, property management and leasing, real estate brokerage services including auction marketing, and asset management.  We also invest in commercial and residential real estate and discounted loan portfolios. Our investments in real estate are made primarily through joint venture funds.

In 2002 the Company completed two public stock offerings and two private sales of shares of its formerly wholly-owned subsidiary, Kennedy-Wilson Japan.  The sale of stock reduced the Company’s ownership in the Japan subsidiary to 37%.  This change in ownership necessitated a change in the accounting treatment for Kennedy-Wilson Japan from a consolidated entity to an equity investment beginning in the fourth quarter of 2002.  Instead of including the various components of Kennedy-Wilson Japan’s revenue and expenses in the individual revenue and expense categories on the income statement, the Company’s 37% of the net income of the Japan subsidiary is shown as a single separate line item. Likewise, on the balance sheet the Comnpany’s investment in Kennedy-Wilson Japan is shown as a single separate line item.

Our current real estate investment strategy favors joint venture investments, however, in the future, we may still acquire and sell commercial real estate on a wholly owned basis.  We are no longer involved in single-family residential development and sales but are investing, through joint venture partnerships, in multi-family apartment projects.  We also invest in discounted loan portfolios secured primarily by real estate, on our own account and through joint venture partnerships.  The discounted asset portfolios acquired prior to 2001 consisted primarily of claims, judgements and guarantees.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Our revenues in 2002 and 2001 were $44.7 million and $60.5 million, respectively.  Total operating expenses in 2002 and 2001 were  $48.6 million and $59.3 million, respectively.  Our net income for the same periods was $6.2 million and $2.5 million, respectively.

REVENUE

In 2002 property management and leasing generated revenue of $27.1 million (including related party fees of $5.4 million), representing 60.7% of our total revenue, compared to approximately $33.4 million (including approximately $5.4 million in related party fees) and 55.2% in 2001.  Property management and leasing revenue includes asset management, construction management, leasing services, engineering and other services to property operators.  Because the Japan subsidiary is now being accounted for as an equity investment, their property management revenue is not included in this category after September 2002.  Property management revenue in the U.S. declined due in part to the decrease in the total square footage of properties under management.  Lower interest rates and favorable loan terms, have resulted in an increased number of building sale transactions including some of the buildings managed by the Company.  Leasing commission revenue, construction development fees and engineering services have similarly declined due to the decrease in economic activity. The overall downturn of the economy has led to a decline in the occupancy rates in many markets resulting in fewer number of leasing transactions completed, and the terms of new leases and renewals are often at lower rates and for shorter terms than current leases, thus reducing leasing commissions.  The Company has a business development plan in each of the regional property management divisions to aggressively seek out new third party business, as well as investment opportunities which we expect to benefit the Company’s real estate operating platform of property management, leasing, engineering and construction management services.

Brokerage commission revenues in 2002 increased 5.0% to $13.5 million (including approximately $7.7 million in related party fees), representing 30.2% of total revenues compared to brokerage commission revenues in 2001 of $12.8 million (including related party fees of approximately $4.5 million).  Brokerage commissions are reported net of outside broker’s commission expense but not commissions paid to employees which are recorded as marketing and commission expense.  Brokerage commissions in Japan prior to the deconsolidation increased 23.0%, in part, due to an increased number and size of transactions which has resulted from Japanese financial institutions being motivated to liquidate assets.  Because the Japan subsidiary is now being accounted for as an equity investment, commissions earned in Japan are not included in this category after September 2002.  Brokerage commissions in the U.S. decreased 14.6% due to the decrease in the number and size of sales transactions.  While we have brokered sales throughout the US, we have a significant concentration in Southern California and Texas.  A downturn in one or both of these markets could have an adverse effect on our brokerage business.  As part of our business plan, the Company plans to expand our brokerage activity in the Northeast region of the U.S. In connection with our brokerage activities we provide property valuations, development and implementation of marketing plans, sealed bid auctions and open bid auctions.

There were no gains on sales of residential real estate in 2002 compared to approximately $11 million in 2001.  During 2002, the Company sold two small pieces of land resulting in a loss of approximately $200,000, which was offset by a gain of approximately $200,000 from the former Japan subsidiary. The Company has chosen to exit the development and sales of single family residential real estate projects as a business component in favor of investing, with joint venture partners, in multi-family apartment projects in selected areas of the country.  The sales of residential real estate completed during 2001 included 44 homes in a 109-home development in the Palm Springs area.

There was no gain on sale of commercial real estate in 2002 compared to $281,000 in 2001 representing the sale of a parcel of land located in Hawaii.  Currently, the Company does not own any real estate on a wholly owned basis, although in the future, in addition to investing in commercial real estate through joint venture partnerships, we may still choose to acquire selected commercial real estate properties for our own account.

Interest and other income totaled approximately $4.1 million or 9.2% of total revenues compared to approximately $3.0 million in 2001. Interest and other income includes accretion of discounts on acquired loan portfolios, interest on corporate notes receivable that are held as a result of investment sales, interest on cash investments and other miscellaneous sources of revenue. The accretion of discounts on loan portfolios are accounted for under the interest method, which provides that the accretable discount be recorded as interest income over the life of the loans. In 2002 and 2001, $3.4 million and $1.4 million, respectively, was recorded as interest income earned from loan portfolios accounted for under the interest method previously discussed. The portion of the interest and other income from loan portfolios and other sources earned in Japan during 2002 and 2001 was $2.2 million and $983,000, respectively. Interest earned on a large note relating to the sale of land in Hawaii earned $353,000 of interest in 2002 and $407,000 in 2001. During 2002, the land collateralizing this note was foreclosed upon and sold to a new joint venture investment entity in which the Company maintains a 50% ownership interest. No gain was recognized on this transaction.

OPERATING EXPENSES

As discussed above, the Company’s formerly wholly-owned subsidiary, Kennedy-Wilson Japan, was consolidated through September 2002. Subsequent to September 2002, the investment is accounted for on the equity method. Therefore, operating expenses for 2002 include nine months of consolidated activity for Kennedy-Wilson Japan compared to a full year of activity included in 2001.

Operating expenses in 2002 were $48.6 million, representing a decrease of 17.9% from  $59.3 million in 2001.  Most of the decrease represents the $11.1 million cost associated with the sales of residential real estate in 2001 compared to $220,000 in 2002.  As discussed above, the Company has exited the single-family residential real estate development business.

Commissions and marketing expenses decreased to $5.5 million in 2002 from $6.9 million in 2001.  The expense represents 41.0% of the commission revenue in 2002 down from 53.9% of the commission revenue in 2001.  The reduction in the percentage of commission expense to commission revenue represents a reduction in brokerage commissions earned by the property management division of the Company which typically pays out approximately 50% to 60% of the gross commission to brokers and employees as commission expense.

Cost of residential real estate sold was $220,000 in 2002, a 98.0% decrease from $11.1 million in 2001.  The expense in 2002 relates to the sale of real estate by the former Japan subsidiary. As previously discussed, the Company has exited the residential real estate development business.

Compensation and related expenses were $26.0 million in 2002, down 1.2% from $26.3 million in 2001.  The decrease was primarily a result of cost reduction initiatives, staff reductions and the impact of not consolidating Kennedy-Wilson Japan during the fourth quarter of 2002 versus a full year in 2001.  The total number of employees, excluding the Japan subsidiary was approximately 530 at December 31, 2002 compared to 593 at December 31, 2001.

General and administrative expenses were $10.7 million in 2002, representing a 4.0% decrease from 2001 expenses of $11.2 million.  General and administrative expenses in the U.S. increased by 1.5%, offset by a decrease in the Japan subsidiary of 26.7% through September 2002.

Depreciation and amortization expense decreased to $3.6 million in 2002, a 4.4% decrease from $3.8 million in 2001. In the US, the reduction results from the elimination of goodwill amortization in accordance with SFAS 142, offset by depreciation of capitalized costs relating to the consolidation of our technology-based real estate auction brokerage and related services business that was previously reported under the equity method of accounting. Depreciation and amortization for the Japan subsidiary through September 2002 increased due to depreciation related to several properties acquired during 2002 for their own account.

Non-cash write-down of investment was approximately $1.5 million for 2002, compared to no write-down in 2001.  During 2002, management concluded that the cost basis of a real estate investment was not probable of recovery.  Based on the analysis performed by management, the basis of the real estate investment was reduced by approximately $1.5 million, resulting in a cost basis of the associated asset of zero.

Non-recurring, non-cash Japan IPO expense relating to the discounted stock issued to employees of the Japan subsidiary is associated with the gain on sale of stock of subsidiary of $12.9 million classified in non-operating income.

Equity in joint venture income totaled $8.7 million in 2002 compared to $5.6 million realized in 2001.  The revenue from joint venture investments includes income from the operation and sale of numerous real estate investments in the US which are owned primarily in joint venture funds with institutional investor partners. Additionally, as previously discussed, income earned on note pool assets owned in joint venture partnerships is also included in this operating income category.  During 2002, five commercial buildings, and two apartment projects were sold to either third parties or joint ventures in which the Company retained an ownership interest. The Company recorded equity in income of approximately $5.3 million from these sales after deferral of income in the amount of $339,000 related to the Company’s percentage ownership in the acquiring joint venture investment entity.  During 2001, two apartment projects were sold and the Company's equity in this income was approximately $1.0 million.  Our current investment portfolio and our plans for future investments focus on commercial buildings and on multiple family residences.  Under the Company’s investment strategy, we typically contribute a fully funded initial capital contribution and/or property previously owned by the Company.

Equity in income of Kennedy-Wilson Japan was $907,000 in 2002. This represents the equity in the income of the Company’s formerly consolidated subsidiary, Kennedy-Wilson Japan, subsequent to the September 2002 deconsolidation of the entity.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $12.9 million for 2002 compared to no gain in 2001.  The gain resulted from the sale of shares owned in our Japan subsidiary as part of the successful initial public offering, the secondary offering of the subsidiary’s shares in Japan, and the private sales of shares owned by the Company. The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company at a price of approximately $3,319 per share, for total gross cash consideration of approximately $23 million. The secondary public stock offering consisted of 4,900 shares of its Japan subsidiary at a price of $1,700 per share, and the private sale of 2,000 shares of the stock of the subsidiary, for total gross cash consideration of approximately $11.7 million. The Company retained ownership of 37% of the subsidiary’s shares after the transactions. Effective with the completion of the secondary offering, Kennedy-Wilson Japan became an unconsolidated subsidiary in the Company’s financial statements and is accounted for as an equity method investment.

Interest expense was $2.6 million in 2002 a decrease of 7.3% compared to approximately $2.8 million in 2001 due, in part, to the reduced average interest rates on variable rate loans.  Additionally, in both 2002 and 2001, interest expense was reduced by approximately $2.3 million of interest capitalized on several qualifying real estate investments.  These investments were undergoing construction or entitlement activities in preparation for their planned principal operations.

The valuation adjustment for the change in the fair value of warrants issued in connection with the issuance of $15 million of 12% senior unsecured notes resulted in income of $209,000 for 2002 compared to an expense of $158,000 in 2001. The Company issued the warrants to the purchasers of the notes for the purchase of 597,888 shares of the common stock of the Company at an exercise price of $6.25 per share. The warrants expire June 22, 2008. The warrants contain a put provision that requires the Company, at the option of the note holders, to repurchase the common shares issued upon exercise of the warrants, at the prevailing market price, during years four through six of the warrant term. The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation. A liability was recorded for the fair value of the warrants, which is adjusted quarterly to record the warrants at their estimated fair value while they are outstanding, with the change in value recorded as valuation adjustment - warrants. As a result of the partial repayment of $5 million of the notes in 2002, warrants for the purchase of 199,296 shares of common stock were cancelled and the liability for the value of the warrants was reduced by $222,000. The estimated fair value of the warrants was $283,000 and $714,000 at December 31, 2002 and 2001, respectively, and is included in accrued expenses and other liabilities.

Write-down of technology investments in 2002 was $3.2 million compared to no write-down in 2001.  Management concluded that the cost basis of two e-commerce investments were not probable of recovery.  Based on the analysis performed by management, the basis of the e-commerce investments was reduced by $3.2 million resulting in the cost basis of one of the associated assets being written down to $1 million and the cost basis of the other associated asset being written down to zero. Because the Company is not in the business of investing in Internet start-up companies, the write-down of the technology investments is classified as non-operating, as will any income or loss in future periods.

Gain on extinguishment of debt was $750,000 for 2002 compared to no gain in 2001.  The gain on extinguishment of debt related to the conversion of the convertible subordinated debentures in the amount of $3,977,000 and the issuance of subordinated debentures in the amount of $2,773,000 to retire the $7,500,000 of convertible subordinated debt. Under recently adopted accounting pronouncements (SFAS 145), such gain is not considered an extraordinary item.

The provision for income taxes was approximately $3.4 million for 2002 compared to $1.3 million in 2001 as a result of the change in income before provision for income taxes. The effective tax rate in 2002 was 36% compared to 35% in 2001.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

Total revenues for 2001 were $60.5 million, which represents a 33.9% decrease from $91.5 million in 2000.  Earnings before taxes for 2001 were $3.9 million, compared to $9.0 million in 2000. Net income for 2001 was approximately $2.5 million compared to approximately $5.1 million in 2000.

REVENUE

In 2001 our property management and leasing operations generated $33.4 million (including approximately $5.4 million in related party fees) of revenues, representing 55.2% of our total revenue and a 14.7% decrease from property management revenue of approximately $39.1 million (including related party fees of approximately $1.0 million) in 2000.  The decline in revenue corresponds to a decline in total square footage under management due to the sale of several of the buildings managed by the Company.  Leasing commissions also declined due to the sale of the buildings and a general decline in the local economic conditions, particularly in the southwestern region of the country.  Property management and leasing revenue includes asset management, construction management, and engineering services.

Brokerage commission revenues in 2001 were $12.8 million (including approximately $4.5 million in related party fees), representing 21.2% of total revenues and a 13.5% decrease from brokerage commission revenues in

2000 of $14.8 million (including approximately $3.4 million in related party fees).  During 2001, both the number and the size of brokerage transactions declined from the brokerage sales in 2000.  During the year 2000 we completed four large sales transactions with commissions averaging approximately $1.2 million.  During 2001 there were no such transactions.  Our brokerage services include sales and leasing for commercial, industrial, retail and apartment properties.

Sales of residential real estate were $11.0 million in 2001, representing 18.2% of total revenues, compared to $30.2 million in 2000.  The sales completed during 2001 included 44 homes in a 109-home development in the Palm Springs area.  The sales completed during the 2000 included the bulk sale of 53 condominium units in a 136-unit building located in Los Angeles, 48 homes in a 109-home development in the Palm Springs area and two single family homes in Los Angeles.  The sales of residential real estate for both years reflect our strategy to sell upon completion of planned improvements, rather than holding for speculation.

The gain on sale of commercial real estate in 2001 was $281,000 compared to no sales during 2000.  During 2001, we sold a parcel of land located in Hawaii.

Interest and other income for 2001 totaled approximately $3.0 million, or 5.0% of total revenue, compared to approximately $7.4 million in 2000. Interest and other income includes gains on loan portfolios, interest on corporate notes receivable that are held as a result of investment sales, interest on cash investments and other miscellaneous sources of revenue. The gains on loan portfolios are accounted for under the interest method, which provides that the accretable discount be recorded as interest income over the life of the loans. In 2001 and 2000, interest income earned from loan portfolios accounted for under the interest method was $1.4 million and $4.4 million, respectively. The higher income in 2000 relates to the cash settlement of several large loans. Additionally, in 2001, interest earned on a large note relating to the sale of land in Hawaii was approximately $407,000. During 2000, interest earned on a note relating to the sale of the Company's 25% interest in a joint venture investment that owned two commercial buildings was $276,000.

OPERATING EXPENSES

Operating expenses in 2001 were $59.3 million, compared to $85.3 million in 2000.  The largest decrease represents the lower cost of goods sold associated with the sales of residential real estate discussed above.  Commissions and marketing expenses decreased approximately $1.0 million, compensation and general and administrative cost combined decreased by approximately $9.0 million and depreciation and amortization expense decreased by approximately $550,000.

Brokerage commissions and marketing expenses decreased to $6.9 million in 2001 from $7.9 million in 2000.  Commission and marketing expense for 2001 was 53.9% of commission revenue and in 2000 commission and marketing expense was 53.0% of commission revenue.  Commission revenue is recorded net of third party broker payments and the commission expense is the portion of the commission paid to employees of the Company.

Cost of residential real estate sold was $11.1 million in 2001, a 58.3% decrease from $26.6 million in 2000.  This increase correlates with the decreased revenues from the sales of real estate discussed above.

Compensation and related expenses were $26.3 million in 2001, a 13.6% decrease from $30.4 million in 2000.  The decrease was primarily a result of cost reduction initiatives and staff reductions during the year that reduced the total number of employees to 620 in 2001 from 820 in 2000.

General and administrative expenses were $11.2 million in 2001, representing a 30.5% decrease from 2000 expenses of $16.1 million.  Again, the decrease was due primarily to the continuing aggressive cost reduction initiatives throughout the year.

Depreciation and amortization expense decreased to $3.8 million in 2001, a 12.7% decrease from $4.4 million in 2000.  The decrease was due to the sale of a 50% interest in a commercial office building during 2001.

Equity in income of investments in joint ventures totaled $5.6 million in 2001, compared to $6.2 million realized in 2000.  The revenue from joint venture investments includes income from the operation, sale, and fees earned on numerous investments in the U.S. and Japan, which are owned primarily in joint venture funds with institutional partners.  Income earned on investments in Japan was $4.0 million and $1.9 million respectively.  Revenue from joint venture investment funds in Japan included continued settlement of the non-performing note pools and incentive fees earned on both the note pools and real estate assets acquired through the joint ventures. During 2001 a large commercial office building in Tokyo was sold and the Company realized incentive fees and gain from the sale.  Also during 2001, the Company sold four commercial office buildings in the greater Los Angeles area and one apartment project located in Azusa, California.  During 2000, the Company realized profit from the sale of two apartment projects located in the greater Los Angeles area.

NON-OPERATING ITEMS

Interest expense was approximately $2.8 million in 2001 a decrease of 20.1% compared to $3.5 million in 2000 due, in part, to declining interest rates.  Additionally, in 2001 interest expense was reduced by approximately $2.3 million of interest capitalized on several qualifying real estate investments compared with $2.0 million of interest capitalized in 2000.  These investments were in real estate buildings or land parcels, which were undergoing construction or entitlement activities in preparation for their planned principal operations.

The provision for income taxes was approximately $1.3 million in 2001, compared to approximately $3.8 million in 2000.  The income tax provision decreased proportionate to the decrease in pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources requirements include expenditures for joint venture fund investments, real estate held for sale, discounted loan portfolios and working capital needs.  Historically, we have not required significant capital resources to support our brokerage and property management operations.  We finance our operations with internally generated funds and borrowings under our revolving lines of credit.  Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate.  These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral.  In some cases, the Company guarantees a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. The Company does not expect these guarantees to materially affect liquidity or capital resources.

During 2002, we entered into three credit agreements.  The first agreement is an unsecured revolving credit facility for $30 million with US Bank and East-West Bank for use in acquisitions and working capital purposes.  This facility replaces the loans from East-West Bank and United California Bank in the total amount of $28 million.  We also entered into a loan agreement with Pacific Western National Bank in the amount of $5 million.  This borrowing was used to repay a portion of the 12% senior notes and carry a much more favorable rate of interest of prime plus 1%.  Additional borrowings for a similar purpose are expected in 2003.  Lastly, the Company entered into a revolving loan agreement for $30 million with Foothill Capital Corporation for use in the expansion of our loan portfolio acquisition business.

Cash provided by operating activities was about $3.5 million in 2002, compared to approximately $5.2 million used in operating activities in 2001.  The change resulted from the increase in net income, including the increase in equity income, offset by the decrease in accounts receivable and other assets and an increase in accrued expenses and other liabilities.  Cash used in operating activities was about $5.2 million in 2001, compared to approximately $8.3 million in 2000.  The change resulted from an increase in the collection of accounts receivable, offset by a decline in net income.

Cash used in investing activities was about $11.8 million in 2002, compared to $11.1 million provided by investing activities in 2001.  The change resulted primarily from the reduction in cash held by Kennedy-Wilson Japan at deconsolidation, as discussed above, and contributions to joint ventures, offset by the proceeds from the sale of a portion of the Company's investment in Kennedy-Wilson Japan and a reduction in proceeds from sale of real estate. Cash provided by investing activities was about $11.1 million in 2001, compared to approximately $6.9 million in 2000.  The change resulted primarily from a decline in the purchase of real estate held for sale, offset by a decline in the settlement of notes receivable.

Cash provided by financing activities was about $8.8 million in 2002, compared to $9,000 used in financing activities in 2001.  The change resulted primarily by the increase in borrowings under notes payable, offset by the decrease in borrowings of mortgages notes payable.  Cash used in financing activities was $9,000 in 2001, compared to cash provided by financing activities of approximately $1.4 million in 2000.  The change resulted from the issuance of $15 million of senior unsecured notes, offset by the repayment of $9 million of subordinated debt in 2000 and the repurchase of common stock.

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

Under our current joint venture strategy, we generally contribute property, expertise, and typically a fully funded initial cash contribution (without commitment to additional funding by the Company).  Capital required for additional improvements and supporting operations during lease-up and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors.  Accordingly, the Company generally does not have significant capital commitments with unconsolidated entities.  Infrequently, there may be some circumstances when the Company, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time. The Company believes that it has the capital resources, generated from our business activities and our borrowing capacity, to finance any such capital requirements, and does not believe that any additional capital contributions to joint ventures will materially affect liquidity.

Our need, if any, to raise additional funds to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth.  We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities.  The Company expects to meet the repayment obligations of notes payable and borrowings under lines of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt. We intend to retain earnings to finance our growth and, therefore, do not anticipate paying dividends.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At December 31, 2002, the Company’s contractual cash obligations, including debt, lines of credit, capital lease obligations and operating leases include the following:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Notes payable	$15,983,000	$11,112,000	$4,871,000	$—	$—
Borrowings under lines of credit	24,224,000	17,566,000	6,658,000	—	—
Senior unsecured notes	14,606,000	1,667,000	3,333,000	9,606,000	—
Subordinated debt	2,773,000	—	—	2,773,000	—

Total debt	57,586,000	30,345,000	14,862,000	12,379,000	—

Capital lease obligations	145,000	83,000	62,000	—	—
Operating leases	6,390,000	2,218,000	2,951,000	1,129,000	92,000

Total contractual cash obligations	$64,121,000	$32,646,000	$17,875,000	$13,508,000	$92,000

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company’s real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Property management fees are recognized over time as earned based upon the terms of the management agreement.

Leasing commission revenues are accounted for in accordance with the provisions of SAB 101. Accordingly, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company’s control are now recognized upon the occurrence of such events. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records brokerage commission revenues and expenses on a gross basis. Of the criteria listed in the EITF, the Company is the primary obligor in the transaction, does not have inventory risk, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Due to these factors, gross reporting is appropriate.

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

Revenues on notes receivable are recognized as follows: The Company accounts for performing discounted loan portfolios that it began acquiring in 2001 on an effective interest basis under the provisions of Practice Bulletin 6. Through 1999, the Company acquired pools of claims, judgements, and other defaulted credit transactions. Revenues on these assets are accounted for as follows: Cash payments on defaulted notes are applied to the cost basis until fully recovered before any revenue is recognized. When claims and judgements purchased are subsequently structured into performing collateralized notes, the difference between the cost basis of the asset and the fair value of the resulting note is accreted into interest and other income over the life of the note.

Valuation of Investments

The Company reviews each of its investments in joint ventures on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below carrying value and the related undiscounted cash flows are not sufficient to recover the asset’s carrying amount. In 2002, the Company recorded impairment losses of approximately $3.2 million on remaining technology investments and approximately $1.5 million on a real estate investment based on this evaluation.

Valuation of Intangibles

The Company’s intangible assets substantially consist of property management contracts which are amortized on a straight-line basis over seven years, and goodwill representing costs paid in excess of net assets of acquired businesses. Through December 31, 2001, the Company used an undiscounted cash flow methodology to determine whether underlying operating cash flows were sufficient to recover the carrying amount of goodwill. Beginning January 1, 2002, goodwill is no longer amortized, but is evaluated annually for impairment based on a reporting unit fair value approach as required by SFAS 142. In determining fair value of a reporting unit, the Company relies on the application of generally accepted valuation approaches. During the year ended December 31, 2002, no impairment was indicated by application of the valuation analysis.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the results of operations of the Company in recent years and is not anticipated to have a significant impact in the foreseeable future. The Company’s exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Economic trends in 2002 were characterized by general slowdowns in commercial leasing volume in the U.S.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The Company’s adoption of SFAS 141 did not have a material impact on the Company’s financial position or results of operations.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142, which is effective January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In testing for impairment in accordance with SFAS 142, goodwill was assigned to the reporting units based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. An earnings multiple appropriate to the respective reporting unit was applied to the cash basis net operating income of the reporting unit. This process enables a fair approximation of the entity’s value, which is then compared to the net book value of the reporting unit. As a result of the evaluation performed of its goodwill as described above, the Company has determined that there was no goodwill impairment as of the transition date or December 31, 2002.

The effects on earnings and earnings per share of excluding such goodwill amortization from 2001 and 2000 are as follows:

	For the year ended December 31,
	2002	2001	2000

Net income, as reported	$6,165,000	$2,540,000	$5,139,000
Goodwill amortization, net of tax effect	—	577,000	472,000

Net income, excluding goodwill amortization	$6,165,000	$3,117,000	$5,611,000

Basic earnings per share Earnings per share as reported	$0.66	$0.29	$0.57

Earnings per share, excluding goodwill amortization	$0.66	$0.36	$0.62

Diluted earnings per share Earnings per share as reported	$0.64	$0.29	$0.54

Earnings per share, excluding goodwill amortization	$0.64	$0.35	$0.58

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was effective for fiscal years beginning after December 15, 2001. None of the real estate sold in 2002, which was vacant land, had significant operating income and, therefore, is not reported as discontinued operations. The Company’s adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The provisions of SFAS 145 relating to the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company's adoption of these provisions, effective April 1, 2002, resulted in the Company recording a non-operating gain on extinguishment of debt in 2002 in the amount of $750,000 as a component of income.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and the disclosure provisions of FIN 45 are effective for our December 31, 2002 financial statements. We do not expect adopting the recognition provisions of FIN 45 will have an impact on the Company. See Note 2 to the Consolidated Financial Statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of Statement 148 are effective for interim periods ending after December 15, 2002. The adoption of the provisions of Statement 148 did not have a material impact on the Company's consolidated financial statements. The Company has elected not to adopt the fair value basis of accounting, however, the Company has modified its disclosures as required.

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIES created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in Financial Statements issued after January 31, 2003. We expect a certain previously unconsolidated special purpose entity to be consolidated under the provisions of this interpretation. The special purpose entity which is expected to be consolidated under the provisions of FIN 46 comprises $1,502,000 of the Company’s total $48,452,000 investments in joint ventures as of December 31, 2002. This investment is engaged in the development, operation and ultimate disposition of four office and industrial properties located in San Antonio, Texas. The Company’s maximum exposure to loss as a result of its involvement is limited to its capital investment.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may constitute “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements are statements containing a projection of revenues, income, earnings, capital expenditures, dividends, capital structure or other financial terms or our plans and objectives for future operations.

The forward-looking statements in this document are based on our management’s beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to them.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are:

•	general volatility of the capital markets;
•	changes in the real estate market, interest rates or the general economy of the markets in which we operate;
•	our ability to identify and complete acquisitions and successfully integrate businesses we acquire;
•	our ability to employ and retain qualified employees;
•	changes in government regulations that are applicable to our regulated brokerage and property management businesses;
•	changes in the demand for our services; and
•	degree and nature of our competition.

When used in our documents or oral presentations, the words “plan”, “believe”, “anticipate”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal”, or similar words, are intended to identify forward-looking statements.  We qualify any and all such forward-looking statements entirely by these cautionary factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 2002.  The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash.  The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2002.  (See Consolidated Financial Statements – Note 2 - Fair Value of Financial Instruments)  Management closely monitors the fluctuation in interest rates, and if rates were to increase significantly, the Company believes that it would be able either to hedge the change in the interest rate or to refinance the loans with fixed interest rate debt.  All instruments included in this analysis are non-trading.

	Principal maturing in:							Fair Value December 31, 2002

(in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Interest rate sensitive assets
Cash equivalents	$9,794						$9,794	$9,794
Average interest rate	0.90%						0.90%
Variable rate receivables	1,065		$1,248	$50		$1,094	3,457	3,457
Average interest rate	4.95%		4.94%	4.95%		4.95%	4.95%
Fixed rate receivables	5,979	$1,419	1,015	122	$2,153	1,517	12,205	12,407
Average interest rate	6.05%	9.12%	11.69%	9.12%	9.25%	9.12%	7.85%

	$16,838	$1,419	$2,263	$172	$2,153	$2,611	$25,456	$25,658

Weighted average interest rate	2.98%	9.12%	7.97%	7.91%	9.25%	7.37%	4.78%

Interest rate sensitive liabilities
Variable rate borrowings	$22,745	$10,572	$2,790				$36,107	$36,107
Average interest rate	4.81%	5.09%	5.65%				4.96%
Fixed rate borrowings	7,600	1,500		$12,379			21,479	21,479
Average interest rate	6.03%	10.00%		10.65%			8.97%

	$30,345	$12,072	$2,790	$12,379	––	––	$57,586	$57,586

Weighted average interest rate	5.12%	5.70%	5.65%	10.65%	—	—	6.45%

	Principal maturing in:							Fair Value December 31, 2001

	2002	2003	2004	2005	2006	Thereafter	Total

(in thousands)
Interest rate sensitive assets
Cash equivalents	$3,356						$3,356	$3,356
Average interest rate	1.63%						1.63%
Variable rate receivable	1,577	$1,601	$1,350		$6	$61	4,595	4,595
Average interest rate	4.51%	4.56%	3.66%		9.00%	8.94%	4.33%
Fixed rate receivables		2,150	5,425			2,303	9,878	9,878
Average interest rate		8.00%	10.00%			9.25%	9.39%

	$4,933	$3,751	$6,775	—	$6	$2,364	$17,829	$17,829

Weighted average interest rate	2.55%	6.54%	8.74%	—	9.00%	9.24%	6.63%

Interest rate sensitive liabilities
Variable rate borrowings	$36,184	$1,504	$626	$61			$38,375	$38,375
Average interest rate	4.93%	2.88%	3.46%	4.41%			4.82%
Fixed rate borrowings	1,983	763	801		$21,786		25,333	25,333
Average interest rate	6.08%	2.20%	2.20%		9.94%		9.19%

	$38,167	$2,267	$1,427	$61	$21,786	—	$63,708	$63,708

Weighted average interest rate	4.99%	2.65%	2.75%	4.41%	9.94%	—	6.55%

The Company has an investment in Kennedy-Wilson Japan (KWJ) in the amount of $13,286,000 which represents a 37% ownership interest in KWJ, which is publicly traded in Japan. This investment is subject to fluctuations in the foreign exchange rates between the U.S. dollar and Japanese yen. The Company believes that at the current trading values, the fair value of its investment in KWJ significantly exceeds the Company's carrying value. Accordingly, while exchange rate fluctuations may result in sources of other comprehensive income or loss, the likelihood that such fluctuations would reduce the value below the Company's carrying value is remote.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page

Independent Auditors’ Report – KPMG LLP	25

Independent Auditors’ Report – Deloitte & Touche LLP	26

Consolidated Balance Sheets as of December 31, 2002, and 2001 (as restated)	27

Consolidated Statements of Income for each of the Years in the Three Year Period Ended December 31, 2002	28

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the Years in the Three Year Period Ended December 31, 2002	30

Consolidated Statements of Cash Flows for each of the Years in the Three Year Period Ended December 31, 2002	31

Notes to Consolidated Financial Statements	33

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Kennedy-Wilson, Inc.;

We have audited the accompanying consolidated balance sheet of Kennedy-Wilson, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statement of income, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain unconsolidated investee companies (the Investees). The Company's investment in the Investees at December 31, 2002, was $17,629,000, and its equity in earnings of the Investees was $2,498,000 for the year ended December 31, 2002. Additionally, one of the unconsolidated Investees was consolidated by the Company through September 20, 2002 and generated revenues of $12,493,000 during the period from January 1 through September 20, 2002. The financial statements of the Investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the investees, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Los Angeles, California April 11, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Kennedy-Wilson, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Kennedy-Wilson, Inc. and subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note  25, the accompanying consolidated financial statements for 2001 and 2000 have been restated.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 22, 2002, except for Note 25, as to which the date is April 14, 2003

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2002	Restated (See Note 25) 2001

Assets
Cash and cash equivalents	$11,852,000	$11,121,000
Cash – restricted	42,000	628,000
Accounts receivable	4,788,000	7,653,000
Investment in Kennedy-Wilson Japan	13,286,000	—
Notes receivable	15,662,000	14,473,000
Real estate held for sale	—	4,649,000
Investments in joint ventures	48,458,000	47,124,000
Contracts and other assets, net	11,022,000	19,243,000
Goodwill, net	23,965,000	23,965,000

Total Assets	$129,075,000	$128,856,000

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$861,000	$484,000
Accrued expenses and other liabilities	2,850,000	5,560,000
Accrued salaries and benefits	2,713,000	3,843,000
Deferred and accrued income taxes	2,367,000	3,701,000
Notes payable	15,983,000	10,022,000
Borrowings under lines of credit	24,224,000	29,907,000
Mortgage loans payable	—	1,993,000
Senior unsecured notes	14,606,000	14,286,000
Convertible subordinated debt	—	7,500,000
Subordinated debt	2,773,000	—

Total liabilities	66,377,000	77,296,000

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of December 31, 2002 and 2001	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 11,215,992 and 9,419,288 shares issued and outstanding as of December 31, 2002 and 2001, respectively	112,000	94,000
Additional paid-in capital	57,473,000	47,847,000
Restricted stock – deferred compensation	(7,633,000)	(2,677,000)
Retained earnings	12,461,000	6,296,000
Accumulated other comprehensive income	285,000	—

Total stockholders’ equity	62,698,000	51,560,000

Total Liabilities and Stockholders’ Equity	$129,075,000	$128,856,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31,

	2002	Restated (See Note 25) 2001	Restated (See Note 25) 2000

Revenue
Property management and leasing fees	$21,690,000	$27,939,000	$38,112,000
Property management and leasing fees – related party	5,400,000	5,449,000	1,029,000
Commissions	5,772,000	8,305,000	11,412,000
Commissions – related party	7,699,000	4,530,000	3,426,000
Sales of residential real estate	—	10,993,000	30,166,000
Gain on sale of commercial real estate	—	281,000	—
Interest and other income	4,101,000	3,011,000	7,390,000

Total revenue	44,662,000	60,508,000	91,535,000

Operating Expenses
Commissions and marketing expenses	5,513,000	6,913,000	7,869,000
Cost of residential real estate sold	220,000	11,073,000	26,563,000
Compensation and related expenses	25,988,000	26,308,000	30,440,000
General and administrative	10,716,000	11,163,000	16,052,000
Depreciation and amortization	3,639,000	3,806,000	4,359,000
Non-cash write-down of investment	1,467,000	—	—
Non-recurring, non-cash Japan IPO expense	1,100,000	—	—

Total operating expenses	48,643,000	59,263,000	85,283,000
Equity in joint venture income	8,709,000	5,592,000	6,236,000
Equity in income of Kennedy – Wilson Japan	907,000	—	—

Total operating income	5,635,000	6,837,000	12,488,000
Non-operating income (expense)
Gain on sale of stock of subsidiary	12,899,000	—	—
Interest expense	(2,590,000)	(2,793,000)	(3,528,000)
Valuation adjustment – warrants	209,000	(158,000)	—
Write-down of technology investments	(3,214,000)	—	—
Gain on extinguishment of debt	750,000	—	—

Income before minority interest and provision for income taxes	13,689,000	3,886,000	8,960,000
Minority interest	(4,091,000)	—	—

Income before provision for income taxes	9,598,000	3,886,000	8,960,000
Provision for income taxes	(3,433,000)	(1,346,000)	(3,821,000)

Net Income	$6,165,000	$2,540,000	$5,139,000

Share Data:
Basic net income per share	$0.66	$0.29	$0.57
Basic weighted average shares	9,338,307	8,700,883	9,018,250
Diluted net income per share	$0.64	$0.29	$0.54
Diluted weighted average shares	9,584,221	8,888,498	10,127,807

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Restricted Stock - Deferred Compensation	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income	Total
									Comprehensive Income
	Shares	Amount

Balance, January 1, 2000 (as restated, See Note 25)	9,066,662	$91,000	$47,156,000	$(200,000)	—	$(1,383,000)	—	$45,664,000	—
Issuance of common stock	78,500	1,000	264,000	—	—	—	—	265,000	—
Repurchase of common stock	(496,522)	(5,000)	(2,462,000)	—	—	—	—	(2,467,000)	—
Repayment on notes receivable from stockholders	—	—	—	54,000	—	—	—	54,000	—
Net income (as restated, See Note 25)	—	—	—	—	—	5,139,000	—	5,139,000	—

Balance, December 31, 2000 (as restated, See Note 25)	8,648,640	87,000	44,958,000	(146,000)	—	3,756,000	—	48,655,000	—
Issuance of restricted stock	700,000	7,000	2,968,000	—	$(2,975,000)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	298,000	—	—	298,000	—
Issuance of common stock	144,000	1,000	238,000	—	—	—	—	239,000	—
Repurchase of common stock	(73,352)	(1,000)	(317,000)	—	—	—	—	(318,000)	—
Repayment on notes receivable from stockholders	—	—	—	146,000	—	—	—	146,000	—
Net income (as restated, See Note 25)	—	—	—	—	—	2,540,000	—	2,540,000	—

Balance, December 31, 2001 (as restated, See Note 25)	9,419,288	94,000	47,847,000	—	(2,677,000)	6,296,000	—	51,560,000	—
Issuance of restricted stock	1,000,000	10,000	5,740,000	—	(5,750,000)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	794,000	—	—	794,000	—
Issuance of common stock	999,500	10,000	4,593,000	—	—	—	—	4,603,000	—
Repurchase of common stock	(202,796)	(2,000)	(707,000)	—	—	—	—	(709,000)	—
Other comprehensive income: foreign currency translation	—	—	—	—	—	—	$285,000	285,000	$285,000
Net income	—	—	—	—	—	6,165,000	—	6,165,000	6,165,000

Balance, December 31, 2002	11,215,992	$112,000	$57,473,000	$—	$(7,633,000)	$12,461,000	$285,000	$62,698,000	$6,450,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,

	2002	Restated (See Note 25) 2001	Restated (See Note 25) 2000

Cash flows from operating activities:
Net income	$6,165,000	$2,540,000	$5,139,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,639,000	3,806,000	4,359,000
Equity in joint venture income	(8,709,000)	(5,592,000)	(6,236,000)
Equity in income of Kennedy-Wilson Japan	(907,000)	—	—
Deferred tax provision	2,827,000	(2,284,000)	194,000
Minority interest in income of subsidiary	4,091,000	—	—
Gain on sale of stock of subsidiary	(12,899,000)	—	—
Non-recurring Japan IPO expense	1,100,000	—	—
Valuation adjustment – warrants	(209,000)	158,000	—
Gain on extinguishment of debt	(750,000)	—	—
Non-cash write-down of investment	1,467,000	—	—
Write-down of technology investments	3,214,000	—	—
Amortization of deferred compensation	794,000	298,000	—
Gains on sales of real estate	—	(281,000)	—
Change in assets and liabilities, net of the effects of the deconsolidation of Kennedy-Wilson Japan:
Accounts receivable	2,266,000	4,746,000	(3,865,000)
Contracts and other assets	1,230,000	(5,287,000)	(3,706,000)
Accounts payable	549,000	(1,799,000)	(120,000)
Accrued expenses and other liabilities	(359,000)	(1,507,000)	(4,078,000)

Net cash provided by (used in) operating activities	3,509,000	(5,202,000)	(8,313,000)

Cash flows from investing activities:
Additions to goodwill	—	(400,000)	(2,094,000)
Settlements of notes receivable	7,434,000	5,116,000	12,079,000
Additions to notes receivable	(7,522,000)	(9,206,000)	(2,307,000)
Reductions of real estate	1,887,000	—	—
Purchases of and additions to real estate	(186,000)	(3,965,000)	(26,984,000)
Proceeds from sales of real estate	—	18,564,000	25,759,000
Distributions from joint ventures	17,256,000	21,719,000	19,716,000
Contributions to joint ventures	(25,590,000)	(20,792,000)	(20,642,000)
Cash of Kennedy-Wilson Japan at deconsolidation	(17,608,000)	—	—
Proceeds from sale of investment in Kennedy-Wilson Japan	11,921,000	—	—
Cash – restricted decrease	586,000	68,000	1,405,000

Net cash (used in) provided by investing activities	(11,822,000)	11,104,000	6,932,000

Cash flow from financing activities:
Borrowings under notes payable	22,649,000	10,447,000	9,265,000
Repayment of notes payable	(9,786,000)	(8,848,000)	(10,055,000)
Borrowings under lines of credit	36,269,000	27,766,000	32,542,000
Repayment of lines of credit	(38,617,000)	(26,797,000)	(31,137,000)
Issuance of mortgage loans payable	—	2,730,000	7,727,000
Repayment of mortgage loans payable	(1,993,000)	(5,374,000)	(8,851,000)
Senior unsecured notes	320,000	—	14,128,000
Cost of obtaining financing	—	—	(1,105,000)
Repayment of subordinated debt	—	—	(9,000,000)
Issuance of common stock	626,000	239,000	265,000
Repurchase of common stock	(709,000)	(318,000)	(2,467,000)
Loan repayments from stockholders	—	146,000	54,000

Net cash provided by (used in) financing activities	8,759,000	(9,000)	1,366,000

Accumulated other comprehensive income – foreign currency translation	285,000	—	—

Net increase (decrease) in cash and cash equivalents	731,000	5,893,000	(15,000)
Cash and cash equivalents, beginning of year	11,121,000	5,228,000	5,243,000

Cash and cash equivalents, end of year	$11,852,000	$11,121,000	$5,228,000

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information:

	Year ended December 31,

	2002	2001	2000

Cash Paid During the Year For:
Interest	$3,706,000	$4,248,000	$5,804,000
Interest capitalized	$2,283,000	$2,288,000	$2,496,000
Income taxes	$57,000	$565,000	$300,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

In May 2002, the Company contributed real estate to a joint venture investment with the following consideration, reduction of real estate of $2,948,000, addition to investments in joint ventures of $2,045,000 and addition to notes receivable of $903,000.

In June 2002, the holder of the convertible subordinated debentures converted the debentures into 749,000 shares of the Company’s common stock at a conversion price of $5.31 per share with the following consideration, extinguishment of $7.5 million of convertible subordinated debt, issuance of $3,977,000 of common stock, issuance of $2,773,000 of subordinated debt and a gain on extinguishment of debt of $750,000.

In 2002, as a result of the deconsolidation of the Company’s Japan subsidiary, accounts receivable decreased by $599,000, notes receivable decreased by $3,592,000, other assets decreased by $4,358,000, accounts payable decreased by $172,000, accrued expenses decreased by $2,599,000, accrued salaries decreased by $245,000, notes payable decreased by $6,902,000, borrowing under lines of credit decreased by $3,335,000, a decrease in investments in joint ventures of $8,277,000, offset by an increase in investment in Kennedy-Wilson Japan of $3,573,000.

The issuance of 1 million and 700,000 shares of restricted stock in 2002 and 2001, respectively, did not result in the receipt of cash by the Company.

During 2000, the Company transferred the common stock of a single purpose entity to a special purpose entity with the following consideration, reduction of real estate held for sale of $16.4 million and reduction of mortgage notes payable and other liabilities of $5.6 million, offset against an investment in joint ventures of $10.8 million (see Note 14).

During 2000, the Company transferred the common stock of a single purpose entity to a special purpose entity with the following consideration, reduction of prepaid expenses of $1.2 million and reduction of accounts payable of $80,000, offset against an investment in joint ventures of $1.12 million (see Note 14).

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Kennedy-Wilson, Inc., a Delaware corporation, and its subsidiaries (the “Company”), provides real estate property management, brokerage and marketing services in the U.S. primarily to institutional investors, financial institutions, developers and government agencies.  The Company, through joint venture investments, also acquires, renovates and resells commercial and residential real estate, invests in discounted loan portfolios, and invests in real estate.

In February 2002, the Company completed an initial public offering of the shares of its formerly wholly-owned subsidiary, Kennedy-Wilson Japan. The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company at a price of approximately $3,319 per share, for total gross cash consideration of approximately $23 million. In September 2002, the Company completed a secondary public stock offering of 4,900 shares of its Japan subsidiary at a price of $1,700 per share, and the private sale of 2,000 shares of the stock of the subsidiary, for total gross cash consideration of approximately $11.7 million. The Company retained ownership of 37% of the subsidiary's shares after the transactions. Effective with the completion of the secondary offering, Kennedy-Wilson Japan became an unconsolidated subsidiary in the Company's financial statements and is accounted for as an equity method investment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and joint ventures in which the Company has a controlling interest.  All material intercompany balances and transactions have been eliminated.  Assets and liabilities denominated in foreign currencies are translated at rates of exchange prevailing on the date of the consolidated balance sheet, while income statement items are translated at average rates of exchange for the year.

USE OF ESTIMATES - The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECLASSIFICATION - Certain amounts for prior years have been reclassified to conform to the 2002 presentation.

REVENUE RECOGNITION - The Company's real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales commissions. Property management fees are recognized over time as earned based upon the terms of the management agreement.

Leasing commission revenues are accounted for in accordance with the provisions of SAB 101. Accordingly, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are now recognized upon the occurrence of such events. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records brokerage commission revenues and expenses on a gross basis. Of the criteria listed in the EITF, the Company is the primary obligor in the transaction, does not have inventory risk, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered, discretion in selection of agents and determination of service specifications. Due to these factors, gross reporting is appropriate.

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

Revenues on notes receivable are recognized as follows: The Company accounts for performing discounted loan portfolios that it began acquiring in 2001 on an effective interest basis under the provisions of Practice Bulletin 6. Through 1999, the Company acquired pools of claims, judgements, and other defaulted credit transactions. Revenues on these assets are accounted for as follows: Cash payments on defaulted notes are applied to the cost basis until fully recovered before any revenue is recognized. When claims and judgements purchased are subsequently structured into performing collateralized notes, the difference between the cost basis of the asset and the fair value of the resulting note is accreted into interest and other income over the life of the note.

INVESTMENTS IN JOINT VENTURES - The Company has a number of partnership and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate.  These investments are accounted for under the equity method.  In the past, investments in joint ventures also included Internet investments and mezzanine loans to real estate developers for new single-family residential developments. These investments were accounted for under the cost method.  All but one of the mezzanine loans were repaid by December 31, 2002 and the Company is no longer making these types of loans.

As described in Note 14 below, from 1999 through 2001, the Company transferred all of the common stock of several single purpose entities to special purpose entities (“SPEs”) controlled by certain executives of the Company.  These entities were determined to qualify as equity investments. In return, the SPEs were capitalized by a substantial (minimum 3%) capital investment, and the Company retained ownership of the preferred stock in the SPEs as consideration.  The executive investments were funded in cash and were at risk because if the properties were sold at a loss, their investment would be lost. In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”), no gains were reported on the transfers, as not all of the risks and rewards of the properties were transferred.  Since control over the SPEs was not exclusive to the Company, these investments are accounted for under the equity method. As of December 31, 2002, only one SPE remains.

The Company reviews each of its investments in unconsolidated real estate and technology entities on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below carrying value and the related undiscounted cash flows are not sufficient to recover the asset’s carrying amount. In 2002, the Company recorded impairment losses of approximately $3.2 million on remaining technology investments and approximately $1.5 million on a real estate investment based on this evaluation.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 51, the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations.

GOODWILL - Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. During 2001, additional earnouts were added to goodwill in the amount of $400,000. No earnouts were paid in 2002, and no payouts in future years are expected. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002, goodwill of $23,965,000 is not amortized. Rather, it is reviewed for impairment on a regular basis by Company management. During 2001 and 2000, amortization of goodwill totaled $882,000 and $742,000, respectively. Accumulated amortization was $2,478,000 at December 31, 2002 and 2001.

In testing for impairment in accordance with SFAS 142, goodwill was assigned to the reporting units based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. An earnings multiple appropriate to the respective reporting unit was applied to the cash basis net operating income of the reporting unit. This process enables a fair approximation of the reporting unit’s value, which is then compared to the net book value of the reporting unit. As a result of the evaluation performed of its goodwill as described above, the Company has determined that there was no goodwill impairment as of the transition date or December 31, 2002.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consists of cash and all highly liquid investments purchased with maturities of three months or less.

RESTRICTED CASH - Restricted cash consists of non-refundable deposits on acquisitions of real estate and marketing funds advanced by clients.

LONG-LIVED ASSETS - The Company reviews long-lived assets, except goodwill, for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may exceed the undiscounted expected future cash flows to be derived from that asset.  Whenever undiscounted expected future cash flows are less than the carrying value, the asset is reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss is recognized.

NOTES RECEIVABLE - The Company accounts for any impairment to our basis in notes receivable in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  Accordingly, impaired loans are measured based upon the present value of expected future cash flows, discounted at the loans’ effective interest rate or, if readily determinable, the loans’ observable market price or the fair value of the collateral if the loan is collateral dependant.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of the Company’s financial instruments is determined using available market information and appropriate valuation methodologies.  Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair market value due to their short-term maturities.  Notes receivable approximate market value as they are negotiated based upon market values of loans with similar characteristics.  Bank lines of credit, and debt approximate fair market value as the terms are comparable to the terms currently being offered to the Company.

CAPITALIZED INTEREST - The Company capitalizes interest in accordance with FAS 58 for qualifying equity investments. Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations. An appropriate interest rate is applied to the Company's cash investment in the qualifying asset. Interest is capitalized when the development or entitlement activity commences and ceases when the investment has begun its planned principal operations.

CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to credit risk consist primarily of accounts and notes receivable and cash equivalents.  Credit risk is generally diversified due to the large number of entities composing the Company’s customer base and their geographic dispersion throughout the U.S.  The Company performs ongoing credit evaluations of its customers and debtors.  Cash and cash equivalents are invested in institutions insured by government agencies.  Certain accounts contain balances in excess of the insured limits.

EARNINGS PER SHARE—Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented.  Shares of restricted stock granted to an officer of the Company are included in the computation only after the shares become fully vested.  Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive securities outstanding during the periods presented.  The diluted earnings per share computation also includes the dilutive impact of options and warrants to purchase common stock which were outstanding during the period calculated by the “treasury stock” method, unvested restricted stock grants to an officer of the Company and the assumed conversion of the Company’s Convertible subordinated debt in 2000 as if conversion to common shares had occurred at the beginning of the year.  Earnings have also been adjusted for interest expense on the Convertible subordinated debt in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS—In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The Company’s adoption of SFAS 141 did not have a material impact on the Company’s financial position or results of operations.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142, which was effective and implemented by the Company on January 1, 2002, includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In testing for impairment in accordance with SFAS 142, goodwill was assigned to the reporting units based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. An earnings multiple appropriate to the respective reporting unit was applied to the cash basis net operating income of the reporting unit. This process enables a fair approximation of the entity’s value, which is then compared to the net book value of the reporting unit. As a result of the evaluation performed of its goodwill as described above, the Company has determined that there was no goodwill impairment as of the transition date and December 31, 2002.

The effects on earnings and earnings per share of excluding such goodwill amortization from 2001 and 2000 are as follows:

	For the year ended December 31,

	2002	2001	2000

Net income, as reported	$6,165,000	$2,540,000	$5,139,000
Goodwill amortization, net of tax effect
—
		577,000	472,000

Net income, excluding goodwill amortization	$6,165,000	$3,117,000	$5,611,000

Basic earnings per share
Earnings per share as reported	$0.66	$0.29	$0.57
Earnings per share, excluding goodwill amortization	$0.66	$0.36	$0.62
Diluted earnings per share
Earnings per share as reported	$0.64	$0.29	$0.54
Earnings per share, excluding goodwill amortization	$0.64	$0.35	$0.58

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was effective for fiscal years beginning after December 15, 2001. All of the real estate disposed of during 2002 was available for sale at December 31, 2001. Also, none of the real estate sold in 2002, which was vacant land, had significant operating income. Therefore, the activity of these properties is not reported as discontinued operations. The Company’s adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The provisions of SFAS 145 relating to the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company’s adoption of these provisions, effective April 1, 2002, resulted in the Company recording a non-operating gain on extinguishment of debt in 2002 in the amount of $750,000.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and the disclosure provisions of FIN 45 are effective for our December 31, 2002 financial statements. The Company has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is approximately $35 million. The guarantees expire through 2005 and the Company's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. In one joint venture partnership, the entire loan of approximately $9 million is collateralized by the property and the Company indemnifies the lender under certain conditions such as fraud or bankruptcy. The Company also has a leasing guarantee agreement which expires in 2009. The maximum amount that the Company could be responsible for under the guarantee is approximately $2.6 million.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of Statement 148 are effective for interim periods ending after December 15, 2002. The adoption of the provisions of Statement 148 did not have a material impact on the Company’s consolidated financial statements. However, the Company has modified its disclosures as required.

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIES created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in Financial Statements issued after January 31, 2003. We expect a certain previously unconsolidated special purpose entity to be consolidated under the provisions of this interpretation. The special purpose entity which is expected to be consolidated under the provisions of FIN 46 comprises $1,502,000 of the Company’s total $48,452,000 investments in joint ventures as of December 31, 2002. This investment is engaged in the development, operation and ultimate disposition of four office and industrial properties located in San Antonio, Texas. The Company’s maximum exposure to loss as a result of its involvement is limited to its capital investment.

STOCK-BASED COMPENSATION—The Company follows the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield, (b) expected volatility of the Company’s stock of 53%, (c) risk free interest rate ranging from 4% to 6%, (d) expected option life of three years.

The proforma results of expensing the estimated fair value of stock options is as follows:

	2002	2001	2000

Net income - as reported	$6,165,000	$2,540,000	$5,139,000
Less: Stock-based compensation expense, after tax	(276,000)	(299,000)	(414,000)

Net income - pro forma	$5,889,000	$2,241,000	$4,725,000

Net income per common share,
as reported - basic	$0.66	$0.29	$0.57
as reported - diluted	$0.64	$0.29	$0.54
pro forma - basic	$0.63	$0.26	$0.52
pro forma - diluted	$0.61	$0.25	$0.50

NOTE 3—INVESTMENT IN KENNEDY-WILSON JAPAN

In February 2002, the Company completed an initial public offering of the shares of its formerly consolidated subsidiary, Kennedy-Wilson Japan. The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company at a price of approximately $3,319 per share, for total gross cash consideration of approximately $23 million. In September 2002, the Company completed a secondary public stock offering of 4,900 shares of its Japan subsidiary at a price of $1,700 per share, and the private sale of 2,000 shares of the stock of the subsidiary, for total gross cash consideration of approximately $11.7 million. The Company retained ownership of 37% of the subsidiary’s shares after the transactions.

Effective with the completion of the secondary offering, Kennedy-Wilson Japan became an unconsolidated subsidiary in the Company’s financial statements and is accounted for as an equity method investment. As a result of the public offerings and the sale of shares, the Company recorded net gains of approximately $12.9 million in 2002. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 51, the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations. Non-recurring, non-cash Japan IPO expense includes $1.1 million related to incentive stock issued to employees of the Company in connection with the IPO.

Summarized financial data for Kennedy-Wilson Japan is as follows:

December 31, 2002

Cash and cash equivalents	$23,172,000
Notes receivable	16,717,000
Real estate and related assets	119,182,000
Other assets	10,002,000

Total assets	$169,073,000

Borrowings under lines of credit and debt	$113,000,000
Accounts payable, accrued expenses and other liabilities	19,748,000

Total liabilities	132,748,000
Capital	36,325,000

Total liabilities and capital	$169,073,000

For the year ended December 31, 2002

Revenues	$20,776,000
Expenses	12,298,000

Pretax income	$8,478,000

Pretax income allocation:
Kennedy-Wilson consolidated income	$3,123,000
Kennedy-Wilson equity method income	907,000
Other owners	4,448,000

$8,478,000

NOTE  4  –  NOTES RECEIVABLE

Notes receivable consists primarily of discounted loan portfolios and other related assets acquired from financial institutions, and notes resulting from the sale of assets to third parties or joint ventures. A majority of these notes are collateralized by real estate, personal property or guarantees.

Impairment to the Company’s basis is infrequent because the Company acquires these notes at a substantial discount, and actively seeks to restructure the notes in a short period of time. As a result, substantial valuation allowances have historically not been required. The loans are reviewed on a quarterly basis for impairment. Based on the Company’s evaluation, if a loan is deemed to be impaired, a specific write-off is taken. In 2002, 2001 and 2000, the write-off for uncollectable notes receivable was $86,000, $131,000 and $0, respectively.

Notes receivable consists of the following:

	December 31,

	2002	2001

Note receivable, fixed rate of 10%, payable in full March 2004 subject to borrower’s right to extend the maturity date for three consecutive one-year periods, collaterized by land in Hawaii	$—	$5,425,000
Note receivable, fixed rate of 8%, interest due monthly,maturity date of April 2003, secured by Purchase Money Mortgage, Security Agreement and Financing Statement covering property located in Waikoloa and Ouli, Hawaii	1,850,000	2,150,000
Note receivable, fixed rate of 9.25%, interest due monthly,maturity date of January 2007, secured by real property in Virginia	2,153,000	2,303,000
Note receivable, fixed rate of 4.15%, maturing December 2003, secured by real property in California	3,040,000	—
Note receivable, fixed rate of 6.75%, maturity date of January 2003	500,000	—
Note receivable, fixed rate of 12%, payable from partnership cash flows, secured by partnership cash flows	903,000	—
Discounted loan portfolio, variable rates ranging from 6.75% to 10.83%, predominantly principal and interest payable monthly, maturity dates ranging from 2003 through 2021, secured by real property and business assets	3,738,000	—
Discounted loan portfolio, variable rates ranging from 4.75% to 6.50%, predominantly principal and interest payable monthly, maturity dates ranging from 2003 through 2012, secured by real property and business assets	2,263,000	—
Other note receivable pools with various interest rates and maturity dates, secured by real estate, personal property or guarantees	1,215,000	4,595,000

	$15,662,000	$14,473,000

NOTE  5  –  REAL ESTATE HELD FOR SALE

Real estate held for sale was comprised of commercial and residential properties and land and was accounted for at the lower of carrying amount or fair value.  Except for the land in Hawaii and San Diego, all properties were encumbered by non-recourse mortgage loans. All remaining real estate was available for sale at December 31, 2001 and was disposed of during the year ended December 31, 2002. These properties did not have significant operating income, were designated as available for sale prior to adoption of SFAS 144 and, therefore, their operations are not reported as discontinued operations. Real estate included the following:

December 31, 2001

Commercial land:
Santa Monica, California - 4 lots	$4,066,000
Houston, Texas - 7 acres	300,000

4,366,000

Residential properties and land:
San Diego, California - 155 acres	283,000

$4,649,000

There was no depreciation expense for the years ended December 31, 2002 and 2001, and $130,000 for the year ended December 31, 2000.

NOTE  6  –  INVESTMENTS IN JOINT VENTURES

The Company has a number of partnership and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate.  The Company has significant influence over these entities, but not control and accordingly, these investments are accounted for under the equity method.  As described in Note 2, as of December 31, 2002, the Company also had an investment in one special purpose entity in which it had a 97% ownership interest. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, we expect to consolidate this entity, but do not expect it to materially impact our financial position and to have no impact on net income. In the past, investments in joint ventures also included mezzanine loans to real estate developers for new single-family residential developments and these investments were accounted for under the cost method.  All but one of these loans were repaid by December 31, 2002 and the Company is no longer making mezzanine loans.

The Company reviews each of its investments in unconsolidated real estate and technology entities on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below carrying value and the related undiscounted cash flows are not sufficient to recover the asset’s carrying amount. In 2002, the Company recorded impairment losses of approximately $3.2 million on remaining technology investments and approximately $1.5 million on a real estate investment based on this evaluation.

Summarized financial data of the ventures are as follows:

	December 31,

	2002	2001

Balance sheets for equity method investments:
Cash and cash equivalents	$20,288,000	$29,844,000
Accounts and notes receivable	28,454,000	57,111,000
Real estate	510,708,000	434,005,000

Total assets	$559,450,000	$520,960,000

Accounts payable and accrued expenses	$14,514,000	$130,809,000
Mortgages payable	354,333,000	307,284,000

Total liabilities	368,847,000	438,093,000
Partners’ capital
Kennedy-Wilson	47,054,000	35,780,000
Other partners	143,549,000	47,087,000

Total partners’ capital	190,603,000	82,867,000

Total liabilities and partners’ capital	$559,450,000	$520,960,000

Total investments comprise the following:
Investments, equity method – affiliates	$7,077,000	$3,014,000
Investments, equity method – non-affiliates	39,977,000	32,766,000

Total investments, equity method	47,054,000	35,780,000

Investments, cost method – affiliates	—	3,550,000
Investments, cost method – non-affiliates	1,404,000	7,794,000

Total investments, cost method	1,404,000	11,344,000

Total investments	$48,458,000	$47,124,000

	Year ended December 31,

	2002	2001	2000

Statements of income:
Revenues	$69,460,000	$192,763,000	$83,460,000
Expenses	52,050,000	152,214,000	81,325,000

Net income	$17,410,000	$40,549,000	$2,135,000

Net income allocation:
Kennedy-Wilson	$7,324,000	$5,049,000	$1,787,000
Other partners	10,086,000	35,500,000	348,000

Net income	$17,410,000	$40,549,000	$2,135,000

Total income from joint ventures:
Equity method investments	$7,324,000	$5,049,000	$1,787,000
Cost method investments	1,385,000	543,000	4,449,000

	$8,709,000	$5,592,000	$6,236,000

The Company has certain investments in joint ventures in which the Company’s investment is in the form of preferred stock.  These investments are accounted for under the equity method of accounting.

No gain was recognized on transfers to the special purpose entities controlled by the executive group (see Note 14).  Profit on sales to joint ventures in which the Company retains an ownership interest results in partial sales treatment in accordance with the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, and Statement of Position 78-9, thus deferring a portion of the gain on the Company’s continuing ownership percentage in the joint ventures.

NOTE  7  –  CONTRACTS AND OTHER ASSETS

The Company amortizes acquired property management contracts over a seven-year period.  Contracts and other assets consist of the following:

	December 31,

	2002	2001

Contracts	$9,448,000	$9,448,000
Office furniture and equipment	4,238,000	3,464,000
Leasehold improvements	1,079,000	1,056,000
Equipment under capital leases	469,000	1,689,000

	15,234,000	15,657,000
Less: Accumulated depreciation and amortization	(9,464,000)	(7,012,000)

	5,770,000	8,645,000
Prepaid expenses	4,015,000	4,807,000
Loan fees, net of accumulated amortization of $484,000 and $302,000 at December 31, 2002 and 2001, respectively	949,000	895,000
Deposits, prepaid rents and other	288,000	4,896,000

	$11,022,000	$19,243,000

Depreciation and amortization expense related to the above depreciable assets was $3,639,000, $2,924,000 and $2,439,000 for 2002, 2001 and 2000, respectively.

NOTE  8  –  NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of discounted loan portfolios and joint venture investments, and include the following:

	December 31,

	2002	2001

Note payable, fixed rate of 7.50% at December 31, 2002 and variable rate of 9.75% at December 31, 2001,interest payable monthly, due May 2003, secured by a note receivable	$1,520,000	$1,620,000
Note payable, fixed rate of 12%, interest payable quarterly, due May 2003, secured by a guarantee from the Company	900,000	—
Note payable, fixed rate of 10%, interest payable monthly,principal payments of $1,500,000 due June 2003 and $2,000,000 due December 2003, due June 2004, secured by a guarantee from the Company	5,000,000	—
Note payable, variable rate based on the Wells Fargo prime rate plus 2%, 6.25% at December 31, 2002, interest payable monthly, due December 2005, secured by a discounted loan portfolio	4,495,000	—
Note payable, due and repaid January 2003	3,200,000	—
Note payable, variable based on the prime rate plus 1.75%,minimum 6.5%, 6.5% at December 31, 2002, interest payable monthly, due February 2003, secured by a note receivable	868,000	—
Note payable, fixed rate of 8.5%, interest accrued monthly, principal payment of $300,000 due January 2000, three additional principal and interest payments of $666,667, due on each anniversary date, due October 2002, secured by a guarantee from the Company	—	605,000
Note payable, fixed rate of 8.5%, interest accrued monthly, three principal and interest payments of $666,667 due on each anniversary date, due November 2002, secured by a guarantee from the Company	—	615,000
Note payable, variable based on weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 4%, 7.5% at December 31, 2001, payable monthly, repaid in 2002, secured by a note receivable	—	279,000
Yen-denominated borrowings with interest rates ranging from 1.925% to 4.625%, due from 2002 to 2005	—	6,903,000

	$15,983,000	$10,022,000

The maturity of notes payable for the years 2003, 2004 and 2005 are $11,112,000, $3,747,000 and $1,124,000, respectively.

NOTE  9  –  BORROWINGS UNDER LINES OF CREDIT

The Company has entered into a loan agreement with US Bank and East-West Bank that provides the Company with an unsecured revolving credit facility for use in acquisitions and for working capital purposes in the amount of $30 million.  The loan bears interest at a range of rates from prime to prime plus 0.50%, or, at the borrower’s option, LIBOR plus 2.50% to LIBOR plus 3.00%.  At December 31, 2002, the borrowings under this loan had interest rates ranging from 3.93% to 4.75%.  The loan expires in June 2005.  The principal amount outstanding under this loan was $24,224,000 at December 31, 2002.  The principal repayments under this facility are $17,566,000 and $6,658,000 for the years 2003 and 2004, respectively.

The Company had entered into a loan agreement with East-West Bank that provided the Company with a credit facility for use in acquisitions and for working capital purposes in the amount of $15 million at December 31, 2001.  The loans under the facility bore interest at the three-month LIBOR plus 3%.  At December 31, 2001, the facility had an interest rate of 5.081%.  The principal amount of outstanding loans under this facility was $14,801,000 at December 31, 2001.  The loan was repaid in full at December 31, 2002.

The Company had entered into an unsecured revolving loan agreement with United California Bank for $13 million.  The loan bore interest at the lesser of LIBOR plus three hundred basis points or Prime Rate.  At December 31, 2001, the loan had an interest rate of 4.75%.  The principal amount of outstanding loans under this agreement was $11,771,000 at December 31, 2001.  The loan was repaid in full at December 31, 2002.

The Company’s formerly consolidated Japanese subsidiary had unsecured yen-denominated lines of credit.  At December 31, 2001, yen borrowings in the principal amount of $3,335,000 were outstanding under these lines of credit.  These borrowings bear interest rates from 1.375% to 2.5% per annum and become due on various dates in 2002.

The Company’s ability to borrow under these facilities is subject to compliance with certain financial covenants, including maximum balance sheet leverage and effective tangible net worth.  As of December 31, 2002, the Company was in compliance with the covenants.

NOTE  10  –  MORTGAGE LOANS PAYABLE

December 31,
2001

Mortgage note payable, variable interest based on greater of 7.5% or prime rate plus 1%, 7.5% at December 31, 2001, interest payable monthly, repaid in 2002, collateralized by four lots on 15th Street in Santa Monica, California	$1,993,000

NOTE  11  –  SENIOR UNSECURED NOTES

The Company has entered into a loan agreement with Pacific Western National Bank in the principal amount of $5,000,000.  The loan bears interest at the Bank’s base rate plus 1%, payable monthly, which was 5.25% at December 31, 2002.  The loan matures in September 2005.  The principal repayments under these facilities for the years 2003, 2004 and 2005 are $1,667,000, $1,667,000 and $1,666,000, respectively (see Note 24).

In June 2000, the Company issued $15 million of 12% Senior Notes (the “notes”) due June 22, 2006 with interest payable quarterly commencing June 30, 2000.  Provisions of the notes include restrictions of investments, liens, dividends, assets sales and other restricted payments.  The Company may, at its option, prepay the notes in full at 104% of their principal amount beginning June 22, 2002, and thereafter at prices declining annually to 100% on and after June 22, 2005.  The notes are not subject to any sinking fund requirements.  In 2002, $5 million of the notes were repaid (see Note 24).

In connection with the issuance of the notes, the Company issued warrants to the purchasers of the notes for the purchase of 597,888 shares of the common stock of the Company at an exercise price of $6.25 per share.  The warrants expire June 22, 2008.  The warrants contain a put provision that requires the Company, at the option of the note holders, to repurchase the common shares issued upon exercise of the warrants, at the prevailing market price, during years four through six of the warrant term.  As a result of the partial repayment described above, warrants for the purchase of 199,296 shares of common stock were cancelled and the liability for the value of the warrants was reduced by $222,000.

The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation.  The estimated fair value of the warrants at issuance was recorded as deferred loan costs and deducted from the note balance.  The deferred loan costs are being amortized on a straight-line basis over the life of the notes.  A liability was also recorded for the fair value of the warrants, which is adjusted quarterly to record the warrants at their estimated fair value while they are outstanding, with the change in value recorded as an increase or decrease to interest expense. The valuation adjustment for 2002 and 2001 resulted in a benefit of $209,000 and additional expense of $158,000, respectively.  The estimated fair value of the warrants was $283,000 and $714,000 at December 31, 2002 and 2001, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

44

NOTE  12  –  CONVERTIBLE SUBORDINATED DEBT

At December 31, 2001 the Company had outstanding convertible subordinated debentures in the aggregate principal amount of $7.5 million.  The debentures had a term of seven years and an interest rate of 6%.  The debentures were convertible into 750,000 shares of Company’s common stock at any time by the holders at a conversion price of $10 per share, subject to adjustment.  In June 2002, the debentures were exchanged for 749,000 of the Company’s common shares at the then-prevailing market price of $5.31 per share, for a total value of $3,977,000.  Subordinated debt was issued in exchange for the balance of the convertible subordinated debt in the amount of $2,773,000.  See note 13.  The Company recognized a gain of $750,000 on the extinguishment of the debt.

NOTE  13  –  SUBORDINATED DEBT

In June 2002, the Company issued $2,773,000 of unsecured subordinated debentures.  The debentures have a term of 46 months and an interest rate of 6%, interest only payable monthly.

NOTE  14  –  RELATED PARTY TRANSACTIONS

In 2000, the Company transferred to Maple Investment Property Group Inc., (“Maple”), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to acquire the property known as 612 S. Flower Street. In return, the Company received cash of $300,000 and retained ownership of the preferred stock in Maple.  The Company’s cost basis in the preferred stock is equivalent to its net book value in the transferred property less the cash payment by Maple.  The property was sold in 2001 to a partnership in which the Company retained a 50% ownership interest.

In 2000, the Company transferred to Rexford Investment Property Group Inc., (“Rexford”), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to develop an Internet-based real estate auction brokerage and related services business. In return, the Company received cash of $50,000 and retained ownership of the preferred stock in Rexford.  The Company’s cost basis in the preferred stock is equivalent to its net book value in the transferred business less the cash payment by Rexford.

In 2001, the Company transferred to Balcones Austin Investment Group, Inc. (“Balcones”), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to acquire two industrial projects and two parcels of vacant land for industrial development.

In return, the Company received cash of $60,000 and retained ownership of the preferred stock in Balcones. The Company’s cost basis in the preferred stock is equivalent to its net book value less the cash payment by Balcones.

In 2001, the Company transferred to Bedford Investment Property Group, Inc. (“Bedford”), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which was formed to acquire an apartment building. In return, the Company received cash of $25,000 and retained ownership of the preferred stock in Bedford.  The property was sold in 2001 to KWI Property Fund I, L.P. in which the Company has a 5% investment interest.

In 2001, the Company transferred to Roxbury Investment Property Group, Inc. (“Roxbury”), an entity controlled by executives of the Company, all of the common stock of a single purpose entity which owned an office building and a parking lot. In return, the Company received cash of $50,000 and retained ownership of the preferred stock in Roxbury.  The Company’s cost basis in the preferred stock is equivalent to its net book value less the cash payment by Roxbury.  The office building was sold in 2001 to KWI Property Fund I, LP in which the Company has a 5% investment interest. In 2002, the parking lot was contributed to a joint venture partnership with a third party for the purpose of building an assisted living facility.

In 2002, the Company foreclosed on the land collateralizing a note receivable held by the Company from the sale of land in Hawaii. Concurrently, the land was sold to a joint venture investment in which the Company holds an ownership interest. No gain was recognized on this transaction.

In 2002, the Company sold its 50% interest in a building and land known as 1901 Newport.  The building was sold to KWI Property Fund I, LP in which the Company has a 5% investment ownership.  The Company sold its 50% interest in the land to the third-party member of the partnership in exchange for cash and a note receivable.  The Company recorded a gain of approximately $2.7 million in equity in joint venture income from these two transactions, after deferral of the Company’s 5% interest in the gain from the sale of the building to KW Property Fund I, LP.

In 2002, KWI Property Fund I, LP sold the building known as 1055 Wilshire to a joint venture partnership in which the Company has a 47% ownership interest. The Company recorded a gain on the transaction of approximately $583,000 in equity in joint venture income.  The Company’s equity in earnings from this transfer was reduced by deferral of income of the Company’s 47% ownership percentage in the new joint venture partnership.

In 2002, an apartment property, held in a joint venture partnership in which the Company had a 20% investment interest, was sold to a new joint venture partnership in which the Company has a 17.7% investment ownership.  The Company recorded a gain of approximately $1 million in equity in joint venture income after deferral of that portion of the gain representing the Company’s 17.7% ownership percentage in the new joint venture partnership.

In 2002, the firm of Kulik, Gottesman & Mouton Ltd. was paid $278,000 for legal services provided by the firm and director’s fees for Kent Mouton, a partner in the firm and a member of the Company’s Board of Directors.  For 2001 and 2000, the amounts were $205,000 and $324,000, respectively.

The firm of Solomon, Winnett & Company was paid $151,000, $181,000 and $4,500 for income tax services provided by the firm during the years ended December 31, 2002, 2001 and 2000, respectively.  Jerry Solomon is a partner in the firm and a member of the Company’s Board of Directors since 2001 and Chairman of the Audit Committee.

During 2002, 2001 and 2000, the Company received property management, brokerage, leasing commissions and other fees from affiliates in the amounts of $13,543,000, $10,022,000 and $4,515,000, respectively.

NOTE  15  –  INCOME TAXES

The Company’s income before provision for income taxes is as follows:

	Year ending December 31,

	2002	2001	2000

United States	$6,475,000	$1,342,000	$4,516,000
Foreign	3,123,000	2,544,000	4,444,000

	$9,598,000	$3,886,000	$8,960,000

The provision for income taxes consists of the following:

	Year ending December 31,

	2002	2001	2000

Current
Federal	$(775,000)	$361,000	$2,395,000
State	225,000	51,000	332,000
Foreign	1,156,000	3,218,000	900,000

	606,000	3,630,000	3,627,000
Deferred	2,827,000	(2,284,000)	194,000

Total	$3,433,000	$1,346,000	$3,821,000

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Year ending December 31,

	2002	2001	2000

Tax computed at statutory rate	$3,359,000	$1,259,000	$2,884,000
State income, net of federal benefit	443,000	70,000	214,000
Foreign income	4,417,000	82,000	109,000
Foreign tax credits	(4,943,000)	—	—
Other	157,000	(65,000)	614,000

Provision for income taxes	$3,433,000	$1,346,000	$3,821,000

The following summarizes the effect of deferred income tax items and the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.  Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Accrued reserves	$197,000	$136,000
Auction marketing expenses	9,000	9,000
Foreign tax credit	3,306,000	1,085,000
Deferred compensation	—	1,072,000
Investment basis and reserve differences	678,000	(538,000)
Investment writedown	940,000	—

Total deferred tax assets	5,130,000	1,764,000

Deferred tax liabilities:
Prepaid expenses	(1,138,000)	(1,395,000)
Installment sale	(545,000)	—
Capitalized interest	(1,627,000)	(792,000)
Basis difference in foreign subsidiary	(5,477,000)	—
Depreciation	(20,000)	(427,000)

Total deferred tax liabilities	(8,807,000)	(2,614,000)

Net deferred tax liability	$(3,677,000)	$(850,000)

Based upon the level of historical taxable income and projections for future taxable income over the periods which the Company’s gross deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

49

NOTE  16  –  COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under scheduled capital and operating leases, net of minor subleases, that have initial or remaining noncancelable terms in excess of one year are as follows:

Year	Capital Leases	Operating Leases

2003	$83,000	$2,218,000
2004	62,000	1,747,000
2005	—	1,204,000
2006	—	812,000
2007	—	317,000
Thereafter	—	92,000

Total minimum payments	$145,000	$6,390,000

Amount representing interest	(21,000)

Obligations under capital leases	$124,000

Net rental expense amounted to $3,006,000, $3,527,000, and $2,731,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with all of its principal officers which provide for annual base compensation in the aggregate amount of $1,600,000 and expire at various dates through December 2003, with one expiring in December 2009.  The employment agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives.  The Company also has employment agreements with various other non-officer employees, which provide for minimum annual compensation of $1,811,000 in total, expiring at various dates through December 2003.

LITIGATION - The Company is currently a defendant in certain routine litigation arising in the ordinary course of business.  It is management’s opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE  17  –  STOCK OPTION PLANS AND WARRANTS

The Company currently has the 1992 Incentive and Non-statutory Stock Option Plan, which includes a Plan A and a Plan B and the 1992 Non-Employee Director Stock Option Plan (“Plan C”).  An aggregate of 1,700,000 shares of common stock are reserved for issuance under Plan A and B.  The Company has 81,000 shares of common stock reserved for issuance under Plan C.

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

The following table sets forth activity under the plans:

	Options	Range of Exercise Prices			Weighted Average Exercise Price

Outstanding, January 1, 2000	1,353,660	$0.93	-	$12.96	$5.28
Granted	74,000	$5.25	-	$8.00	$5.94
Exercised	(78,500)	$1.07	-	$8.33	$2.46
Forfeited	(84,600)	$7.38	-	$10.43	$8.36

Balance, December 31, 2000	1,264,560	$0.93	-	$12.96	$5.32
Granted	246,040	$3.80	-	$4.50	$3.87
Exercised	(144,000)	$0.95	-	$1.81	$1.45
Forfeited	(108,000)	$7.38	-	$8.33	$8.11

Balance, December 31, 2001	1,258,600	$0.93	-	$12.96	$5.20
Granted	55,540	$4.23	-	$4.35	$4.31
Exercised	(250,500)	$2.13	-	$3.72	$2.50
Forfeited	(137,500)	$3.81	-	$12.96	$6.56

Balance, December 31, 2002	926,140	$0.93	-	$9.00	$5.83

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$0.93 - $1.81	41,580	3.64	$1.52	41,580	$1.52
$3.67 - $4.35	397,290	3.25	$3.86	248,953	$3.75
$5.25 - $6.13	30,540	2.61	$5.60	19,998	$5.60
$7.00 - $9.00	456,730	1.04	$7.94	410,430	$8.01

	926,140			720,961

The number of options exercisable at December 31, 2002, 2001 and 2000 were 720,961, 861,704 and 852,088, respectively.

At December 31, 2002, total warrants for the purchase of 727,727 shares of the Company’s common stock were outstanding.  The warrants have exercise prices ranging from $6.25 to $10.00 per share and expire between 2003 and 2008.

NOTE  18  –  CAPITAL STOCK TRANSACTIONS

In April 2002, the Company’s chairman was awarded a grant of 1,000,000 shares of restricted stock.  The shares vest over a period of eight years.  The market value of the restricted stock at the date of grant of $5,750,000 has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized over the eight-year vesting period.

In 2001, the Company granted 700,000 shares under a restricted stock agreement with the Company’s chairman pursuant to the terms of his employment agreement.  The shares vest over a period of ten years.  The market value of the restricted stock at the date of grant of $2,975,000 has been recorded as deferred compensation and is being amortized over the ten-year vesting period.

In 2002 and 2000, the Company announced a stock buy back program for up to 500,000 and one million shares, respectively.  During the years ended December 31, 2002, 2001 and 2000, the Company acquired approximately 203,000, 73,000 and 497,000 shares, respectively.

NOTE  19  –  COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Accumulated other comprehensive income consists of foreign currency translation adjustments.  The tax provision associated with items included in other comprehensive income for the Company was approximately $120,000 for the year ended December 31, 2002.  The following table provides a summary of the comprehensive income:

	Year ended December 31,

	2002	2001	2000

Net income	$6,165,000	$2,540,000	$5,139,000
Foreign currency translation gain, net of taxes	285,000	—	—

Comprehensive income	$6,450,000	$2,540,000	$5,139,000

NOTE  20  –  EMPLOYEE BENEFIT ARRANGEMENTS

EMPLOYEE PROFIT SHARING PLAN - The Company maintains a profit sharing plan covering all full-time employees over the age of 21, who have completed three months of service prior to January 1 and July 1 of each year.  Contributions to the profit sharing plan are made solely at the discretion of the Company’s Board of Directors.  No contributions were made for the years ended December 31, 2002, 2001 and 2000.

In addition, the Company has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code.  Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum.  The 401(k) plan also includes provisions, which authorize the Company to make discretionary contributions.  During 2002, 2001 and 2000 the Company made matching contributions of $35,000, $197,000 and $226,000, respectively, to this plan.

DEFERRED COMPENSATION PLAN - The Company has a non-qualified deferred compensation plan to provide specified benefits to a select group of management and key employees and directors who contribute materially to the continued growth, development and future business success of the Company.  Under this plan, participants are able to make salary deferral contributions of up to 100% of their total compensation.  The plan also includes provisions, which authorize the Company to make discretionary contributions.  The Company made no matching contributions during 2002 and 2001, and made matching contributions of $1,078,000 in 2000.

NOTE  21  –  SEGMENT INFORMATION

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

INVESTMENTS - With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of discounted notes.  The Company’s current real estate portfolio focuses on commercial buildings and multiple and single-family residences.  The Company has entered into joint ventures with large international investors to invest in Japanese real estate and note pools.

The Company did not generate material intersegment revenues for the periods ended December 31, 2002, 2001 and 2000.  The Company does not include capital expenditures by segment as part of the decision making process.  The amounts representing investments with related parties and non-affiliates are included in the investment segment.  No single external customer provided the Company with 10% or more of its revenues during any period presented in these financial statements.

The following tables reconcile the Company’s income and expense activity for the year ended December 31, 2002 and balance sheet data as of December 31, 2002.

2002 Reconciliation of Reportable Segment Information

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$20,614,000	$2,993,000	$3,402,000	$81,000	$27,090,000
Commissions	2,107,000	10,143,000	895,000	326,000	13,471,000
Interest and other income	(2,000)	2,581,000	1,214,000	308,000	4,101,000

Total revenue	22,719,000	15,717,000	5,511,000	715,000	44,662,000

Depreciation and amortization				(3,639,000)	(3,639,000)
Other expenses	(20,977,000)	(7,906,000)	(3,271,000)	(12,850,000)	(45,004,000)

Total operating expenses	(20,977,000)	(7,906,000)	(3,271,000)	(16,489,000)	(48,643,000)
Equity in joint venture income	—	683,000	7,761,000	265,000	8,709,000
Equity in income of Kennedy - Wilson Japan	—	907,000	—	—	907,000

Total operating income (loss)	1,742,000	9,401,000	10,001,000	(15,509,000)	5,635,000
Non-operating income (expense)	—	(52,000)	—	8,106,000	8,054,000

Income (loss) before minority interest and provision for income taxes	$1,742,000	$9,349,000	$10,001,000	$(7,403,000)	$13,689,000

Total assets	$8,193,000	$8,568,000	$75,972,000	$36,342,000	$129,075,000

Segment information on geographic areas is as follows:

Revenue:

United States	$32,169,000
Japan (for the period January 1, 2002 through September 2002)	12,493,000

$44,662,000

The following tables reconcile the Company’s income and expense activity for the year ended December 31, 2001 and balance sheet data as of December 31, 2001.

2001 Reconciliation of Reportable Segment Information

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$27,242,000	$5,031,000	$1,115,000	—	$33,388,000
Commissions	2,016,000	9,216,000	1,603,000	—	12,835,000
Sales of residential real estate	—	—	10,993,000	—	10,993,000
Gain on sale of commercial real estate	—	281,000	—	—	281,000
Interest and other income	—	1,273,000	904,000	$834,000	3,011,000

Total revenue	29,258,000	15,801,000	14,615,000	834,000	60,508,000

Depreciation and amortization				(3,806,000)	(3,806,000)
Operating expenses	(26,781,000)	(12,951,000)	(12,584,000)	(3,141,000)	(55,457,000)

Total operating expenses	(26,781,000)	(12,951,000)	(12,584,000)	(6,947,000)	(59,263,000)
Equity in joint venture income		4,608,000	984,000	—	5,592,000

Total operating income (loss)	2,477,000	7,458,000	3,015,000	(6,113,000)	6,837,000
Non-operating income (expense)	—	—	(981,000)	(1,970,000)	(2,951,000)

Income (loss) before provision for income taxes	$2,477,000	$7,458,000	$2,034,000	$(8,083,000)	$3,886,000

Total assets	$15,976,000	$31,598,000	$41,691,000	$39,591,000	$128,856,000

Segment information on geographic areas is as follows:

Revenue:

United States	$50,876,000
Japan	9,632,000

$60,508,000

The following tables reconcile the Company’s income and expense activity for the year ended December 31, 2000 and balance sheet data as of December 31, 2000.

2000 Reconciliation of Reportable Segment Information

	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$37,458,000	$1,491,000	$192,000	—	$39,141,000
Commissions	2,349,000	8,177,000	4,312,000	—	14,838,000
Sales of residential real estate	—	—	30,166,000	—	30,166,000
Interest and other income	—	2,010,000	3,920,000	$1,460,000	7,390,000

Total revenue	39,807,000	11,678,000	38,590,000	1,460,000	91,535,000

Depreciation and amortization			(133,000)	(4,226,000)	(4,359,000)
Operating expenses	(37,114,000)	(8,078,000)	(31,248,000)	(4,484,000)	(80,924,000)

Total operating expenses	(37,114,000)	(8,078,000)	(31,381,000)	(8,710,000)	(85,283,000)
Equity in joint venture income	—	1,913,000	4,323,000	—	6,236,000

Total operating income (loss)	2,693,000	5,513,000	11,532,000	(7,250,000)	12,488,000
Non-operating income (expense)	—	—	(607,000)	(2,921,000)	(3,528,000)

Income (loss) before provision for income taxes	$2,693,000	$5,513,000	$10,925,000	$(10,171,000)	$8,960,000

Total assets	$18,287,000	$22,649,000	$49,586,000	$40,937,000	$131,459,000

Segment information on geographic areas is as follows:

Revenue:

United States	$84,109,000
Japan	7,426,000

$91,535,000

NOTE  22  –  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Year ended December 31,

	2002	2001	2000

Basic earnings per share:
Net income available to stockholders	$6,165,000	$2,540,000	$5,139,000

Basic per share amount	$0.66	$0.29	$0.57
Weighted average shares	9,338,307	8,700,883	9,018,250
Diluted earnings per share:
Net income	$6,165,000	$2,540,000	$5,139,000
Income effect of dilutive securities, tax effected	—	—	297,000

Net income available to stockholders	$6,165,000	$2,540,000	$5,436,000

Diluted per share amount	$0.64	$0.29	$0.54
Weighted average shares	9,338,307	8,700,883	9,018,250
Weighted average shares,convertible debentures	—	—	750,000
Options and warrants	162,205	187,615	359,557
Restricted stock	83,709	—	—

Total diluted shares	9,584,221	8,888,498	10,127,807

Potentially dilutive securities excluded from the diluted earnings per share calculation for being anti-dilutive are as follows:

	Year ended December 31,

	2002	2001	2000

Convertible debentures	—	750,000	—
Options	763,935	1,070,985	915,603
Warrants	727,727	927,023	333,192
Restricted stock – unvested	1,389,853	630,000	—

NOTE  23  –  UNAUDITED CONSOLIDATED QUARTERLY INFORMATION

During the fourth quarter of 2002, the Company determined that certain adjustments should be made that impact previously reported quarterly amounts.  The amounts presented below reflect the quarterly reallocation resulting from these fourth quarter adjustments.

	As restated First Quarter	As previously reported First Quarter	As restated Second Quarter		As previously reported Second Quarter

Year ended December 31, 2002
Total revenue	$10,042,000 [1]	$9,907,000 [1,2]	$11,691,000	[1]	$11,851,000	[1]
Total operating expenses	(12,070,000)[3,4]	(11,862,000)[3,4]	(11,288,000)[3,4,5]		(11,118,000)[3,4,5]
Equity in joint venture income	594,000 [6]	585,000 [6]	1,850,000	[6]	1,841,000	[6]
Equity in income of Kennedy-Wilson Japan	—	—	—		—

Total operating income (loss)	(1,434,000)	(1,370,000)	2,253,000		2,574,000
Non-operating income (expense)	7,809,000 [7]	7,795,000 [7]	250,000	[7]	236,000	[7]

Income before minority interest and income taxes	6,375,000	6,425,000	2,503,000		2,810,000
Minority interest	(202,000)	(202,000)	(1,680,000)		(1,680,000)
Provision for income taxes	(2,208,000)[8]	(1,647,000)[8]	(294,000)[8]		(340,000)[8]

Net income	$3,965,000	$4,576,000	$529,000		$790,000

Basic net income per share	$0.45	$0.52	$0.06		$0.09
Diluted net income per share	$0.40	$0.47	$0.06		$0.09

	As restated Third Quarter		As previously reported Third Quarter		Fourth Quarter
Year ended December 31, 2002

Total revenue	$14,094,000	[1]	$13,971,000	[1,2]	$8,835,000
Total operating expenses	(13,598,000)[3,4]		(13,265,000)[3,4]		(11,687,000)
Equity in joint venture income	1,609,000	[6]	1,608,000	[6]	4,656,000
Equity in income of Kennedy-Wilson Japan	—		—		907,000

Total operating income (loss)	2,105,000		2,314,000		2,711,000
Non-operating income (expense)	1,253,000	[7]	1,240,000	[7]	(1,258,000)

Income before minority interest and income taxes	3,358,000		3,554,000		1,453,000
Minority interest	(2,209,000)		(2,209,000)		—
Provision for income taxes	(411,000)[8]		(510,000)[8]		(520,000)

Net income	$738,000		$835,000		$933,000

Basic net income per share	$0.08		$0.09		$0.10
Diluted net income per share	$0.07		$0.08		$0.10

[1]	Allocation of revenue from consolidation of an entity previously accounted for on equity method
[2]	Reallocation of revenue from a restructured loan to the interest method of accounting
3	Allocation of expense from consolidation of an entity previously accounted for on equity method
[4]	Allocation of bad debt write-off
[5]	Allocation of compensation expense for employee separation agreement
[6]	Adjustment of equity in joint venture income
[7]	Adjustment of warrant valuation
[8]	Adjustment of provision for income taxes for above adjustments

The operating results for the quarters in the year ended December 31, 2001 have been restated to give effect to the restatement discussed in Note 25.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2001(as restated)
Total revenue	$17,000,000	$15,699,000	$13,530,000	$14,279,000
Total operating expenses	(16,297,000)	(15,432,000)	(13,087,000)	(14,447,000)
Equity in joint venture income	789,000	1,832,000	1,308,000	1,663,000

Total operating income	1,492,000	2,099,000	1,751,000	1,495,000
Non-operating expense	(763,000)	(1,020,000)	(659,000)	(509,000)

Income before income taxes	729,000	1,079,000	1,092,000	986,000
Provision for income taxes	(274,000)	(408,000)	(414,000)	(250,000)

Net income	$455,000	$671,000	$678,000	$736,000

Basic net income per share	$0.05	$0.08	$0.08	$0.08
Diluted net income per share	$0.05	$0.08	$0.08	$0.08

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2001(as previously reported)*
Total revenue	$16,892,000	$15,641,000	$13,472,000	$14,223,000
Total operating expenses	(16,297,000)	(15,432,000)	(13,087,000)	(14,447,000)
Equity in joint venture income	789,000	1,832,000	1,308,000	1,663,000

Total operating income	1,384,000	2,041,000	1,693,000	1,439,000
Non-operating expense	(763,000)	(1,020,000)	(659,000)	(509,000)

Income before income taxes	621,000	1,021,000	1,034,000	930,000
Provision for income taxes	(236,000)	(388,000)	(394,000)	(231,000)

Net income	$385,000	$633,000	$640,000	$699,000

Basic net income per share	$0.04	$0.07	$0.07	$0.08
Diluted net income per share	$0.04	$0.07	$0.07	$0.08

* Amounts previously reported have been revised to reflect the reclassification of certain amounts to conform to the 2002 presentation.

NOTE  24  –  SUBSEQUENT EVENTS

In January 2003, the Company entered into a loan agreement with Pacific Western National Bank in the amount of $5,000,000.  The loan matures in January 2006.  The proceeds of the loan were used to repay a portion of the senior unsecured notes.

In March 2003, the Company sold 4,000 shares of Kennedy-Wilson Japan. The total cash consideration received from the share sale was approximately $5 million. After the share sale, the Company owned approximately 31% of Kennedy-Wilson Japan.

In March 2003, the Company entered into an agreement for the purchase of 749,000 shares of its common stock. The total consideration of the share purchase is $3,745,000. The seller of the shares received cash of $1 million and a note for the balance of the purchase price, payable in equal quarterly installments through March 2004.

NOTE 25 - RESTATEMENT

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2001, the Company’s management determined that the accounting for revenue realized from the conversion of non-performing claims, judgments, and other defaulted transactions required revision. As a result, the consolidated financial statements for the years ended December 31, 2001 and 2000 have been restated from the amounts previously reported.  In accordance with generally accepted accounting principles, when non-performing claims, judgements, and other defaulted transactions are converted into performing notes, the difference between the cost basis of the asset and the fair value of the resulting note is accreted into income over the life of the note.

The summary of the significant effects of the restatement is as follows:

	As restated 2001	As previously reported 2001 *	As restated 2000	As previously reported 2000 *

For the year ended December 31,
Interest and other income	$3,011,000	$2,731,000	$7,390,000	$6,670,000

Total revenue	$60,508,000	$60,228,000	$91,535,000	$90,815,000

Total operating income	$6,837,000	$6,557,000	$12,488,000	$11,768,000

Provision for income taxes	$(1,346,000)	$(1,249,000)	$(3,821,000)	$(3,514,000)

Net income	$2,540,000	$2,357,000	$5,139,000	$4,726,000

Basic net income per share	$0.29	$0.27	$0.57	$0.52
Diluted net income per share	$0.29	$0.27	$0.54	$0.50
* Amounts previously reported have been revised to reflect the reclassification of certain amounts to conform to the 2002 presentation.

As of December 31,	As restated 2001	As previously reported 2001

Notes receivable	$14,473,000	$15,130,000

Total assets	$128,856,000	$129,513,000

Deferred and accrued income taxes	$3,701,000	$3,932,000

Total liabilities	$77,296,000	$77,527,000

Retained earnings	$6,296,000	$6,722,000

Total stockholders’ equity	$51,560,000	$51,986,000

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	(Accumulated Deficit)/ Retained Earnings	Total

	Shares	Amount

As previously reported:
Balance, January 1, 2000	9,066,662	$91,000	$47,156,000	$(200,000)	$(361,000)	$46,686,000
Restatement adjustment – prior years					(1,022,000)	(1,022,000)

Balance, January 1, 2000	9,066,662	$91,000	$47,156,000	$(200,000)	$(1,383,000)	$45,664,000

PART III

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding the change in our independent accountants can be found in our Current report on Form 8-K filed on October 30, 2002. We incorporate the information contained in such Current Report by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Directors and Executive Officers of the Company will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2002, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to Executive Compensation will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2002 and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to Security Ownership of Certain Beneficial Owners and Management will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2002, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to Certain Relationships and Related Transactions will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2002, and such information is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

The Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

     1. Financial Statements.  Reference is made to the Index to Financial Statements and Schedules in Item 8 hereof.

     2. Financial Statement Schedules.

          None

Supplemental financial statement schedules not listed above are omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, as amended to date.

3.2	Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.1

Employee Profit Sharing Plan and Trust, as amended to date.  (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.2	Deferred Compensation Plan dated September 1, 1997.

10.3	1992 Non-employee Director Stock Option Plan. (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.4	1992 Incentive and Nonstatutory Stock Option Plan. (Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-73324) and incorporated herein by this reference).

10.4.1	1993 Amendment to 1992 Incentive and Nonstatutory Stock Option Plan.

10.5	Employment Agreement dated August 14, 1992 between the Company and William J. McMorrow. (Filed as Exhibit 10.2 to the Company’s

Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.5.1	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between the Company and William J. McMorrow.

10.5.2	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between the Company and William J. McMorrow.

10.5.3	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between the Company and William J. McMorrow.

10.5.4	Eighth Amendment to Employment Agreement dated as of December 13, 1999 between the Company and William J. McMorrow.

10.5.5	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and William J. McMorrow.

10.5.6*	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between the Company and William J. McMorrow.

10.6	Limited Liability Company Operating Agreement of KW-A, LLC dated as of July 17, 1998.

10.7	Employment Agreement dated as of July 17, 1998 between KW-A, LLC and Barry Schlesinger.

10.8	Executive Services Agreement dated as of July 17, 1998 between the Company and KW-A, LLC.

10.9

Employment Agreement dated as of January 1, 1997 between the Company and Richard Mandel.  (Filed as Exhibit 10.9 to the Company’s 1996 Annual Report on Form 10-K and incorporated herein by this reference).

10.9.1	First Amendment to Employment Agreement dated as of May 19, 1997 between the Company and Richard Mandel.

10.9.2	Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Richard Mandel.

10.9.3	Third Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Richard Mandel.

10.9.4	Fourth Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Richard Mandel.

10.9.5	Fifth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and Richard Mandel.

10.10	Employment Agreement dated January 1, 1996 between the Company and Lewis Halpert.

10.10.1

First Amendment to Employment Agreement dated January 1, 1997 between the Company and Lewis Halpert.  (Filed as Exhibit 10.12 to the Company’s 1997 Annual Report on Form 10-K and incorporated herein by this reference).

10.10.2	Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Lewis Halpert.

10.10.3	Third Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Lewis Halpert.

10.10.4	Fourth Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Lewis Halpert.

10.10.5	Fifth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and Lewis Halpert.

10.11	Employment Agreement dated April 1, 1996 between the Company and Freeman Lyle. (Filed as Exhibit 10.13 to the Company’s 1997 Annual Report on form 10-K and incorporated herein by this reference).

10.11.1	Second Amendment to Employment Agreement dated April 1, 1998 between the Company and Freeman Lyle.

10.11.2	Third Amendment to Employment Agreement dated as of April 1, 1998 between the Company and Freeman Lyle.

10.11.3	Fourth Amendment to Employment Agreement dated as of April 1, 1999 between the Company and Freeman Lyle.

10.11.4	Fifth Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Freeman Lyle.

10.11.5	Sixth Amendment to Employment Agreement dated as of January 1, 2001 between the Company and Freeman Lyle.

10.11.6	Seventh Amendment to Employment Agreement dated as of March 28, 2001 between the Company and Freeman Lyle.

10.11.7*	Eighth Amendment to Employment Agreement dated as of September 1, 2002 between the Company and Freeman Lyle.

10.12	Unsecured Promissory Note dated December 22, 1997 by Freeman Lyle in favor of the Company.

10.13	Office Lease dated as of September 1, 1998 between the Company and Wilshire-Camden Associates.

10.14

Indemnification Agreement dated August 13, 1992 among the Company, Kennedy-Wilson International, Inc., William J. McMorrow, William R. Stevenson, Lewis A. Halpert and Kenneth V. Stevens.  (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.15

Form of Stock Option Agreement under the Company’s 1992 Incentive and Nonstatutory Stock Option Plan.  (Filed as Exhibit 10.23 of the Company’s 1992 Annual Report on Form 10-K and incorporated herein by this reference).

10.16

Form of Stock Option Agreement under the Company’s 1992 Non-employee Director Stock Option Plan.  (Filed as Exhibit 10.24 of the Company’s 1992 Annual Report on Form 10-K and incorporated herein by this reference).

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

10.21

Loan and Warrant Agreement dated June 3, 1998 between the Company and FBR Asset Investment Corporation.  (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

10.21.1	Loan Modification Agreement dated November 30, 1998 between the Company and FBR Asset Investment Corporation.

10.22

Common Stock Registration Rights Agreement dated as of June 3, 1998 between the Company and FBR Asset Investment Incorporation.  (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

10.23	Form of Warrant to be issued by the Company to FBR Asset Investment Corporation. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A and incorporated herein by this reference).

10.24

Bridge Loan Agreement dated as of July 16, 1998 among the Company, Kennedy-Wilson International, Inc., K-W Properties, Kennedy-Wilson Properties, Ltd. and Colony K-W LLC.  (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.25	Investor’s Agreement dated July 16, 1998 between the Company and Colony Investors III, L.P.

10.26

Registration Rights Agreement dated as of July 16, 1998 between the Company and Colony Investors III, L.P.

(Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.27

Warrant Agreement dated as of July 16, 1998 between the Company and Colony Investors III, L.P.  (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.28

Form of Warrant issued July 16, 1998 by the Company to Colony Investors III, L.P.  (Filed as Exhibit 10.4 to the Company’s 1998 Current Report on Form 8-K dated September 30, 1998 and incorporated herein by this reference).

10.29	Agreement of Limited Partnership of Colony-KW Partners, L.P.

10.30	Purchase and Sale of Stock Between K-W Properties and Camden Investment Property Group Inc

10.31	Purchase and Sale of Membership Interest in Del Mar Pasadena, LLC between K-W Del Mar Group, Inc. and Camden Investment Properties Group Inc.

10.32	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and GATX Capital Corp.

10.33	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Combined Insurance Company of America.

10.34	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Virginia Surety Company, Inc.

10.35	Note Purchase Agreement date as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Resource Life Insurance Company.

10.36	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to GATX Capital Corp., duly executed by Kennedy-Wilson, Inc. in the amount of $10,000,000.

10.37	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Combine Insurance Company of America, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000.

10.38	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Virginia Surety Company, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000.

10.39	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Resource Life Insurance Company, duly executed by Kennedy-Wilson, Inc. in the amount of $1,000,000.

10.40	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of GATX Capital Corp.

10.41	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Combined Insurance Company of America.

10.42	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Virginia Surety Company, Inc.

10.43	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Resource Life Insurance Company

10.44	First Amendment to Loan Agreement dated as of June 6, 2000 between Kennedy-Wilson International, Kennedy-Wilson Properties, Ltd. and K-W Properties Inc., and East-West Bank.

10.45	Second Amendment to Loan Agreement dated as of June 6, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and East-West Bank.

10.46	Third Modification Agreement to Loan Agreement dated as of June 20, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., kW Properties Inc., and Tokai Bank of California.

10.47	Fourth Modification Agreement to Loan Agreement dated as of July 7, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., kW Properties Inc., and Tokai Bank of California.

10.48	Loan Agreement dated as of June 13, 2002 by and between Kennedy-Wilson, Inc. and U.S. Bank National Association and East-West Bank.

10.49	Promissory note due June 13, 2005, dated June 13, 2002 made payable to US Bank National Association and East-West Bank, duly executed by Kennedy-Wilson, Inc. in the amount of $25,000,000.

10.50	Promissory note due June 13, 2005, dated June 13, 2002 made payable to US Bank National Association and East-West Bank, duly executed by Kennedy-Wilson, Inc. in the amount of $5,000,000.

10.51	Exchange Agreement dated as of September 30, 2002, by and among Kennedy-Wilson, Inc. and The Several Purchasers Named in Schedule I

10.52	Subordinated Note due April 15, 2006, dated September 30, 2002 payable to Cahill, Warnock Strategic Partners Fund, L.P., duly executed by Kennedy-Wilson, Inc. in the amount of $2,627,237.

10.53	Subordinated Note due April 15, 2006, dated September 30, 2002 payable to Strategic Associates, LP, duly executed by Kennedy-Wilson, Inc. in the amount of $145,573.

10.54*	Employment Agreement dated January 1, 2002 between the Company and Mary Ricks.

10.55*	Business Loan Agreement and Promissory Note dated as of September 25, 2002 by and between Kennedy-Wilson, Inc. and Pacific Western National Bank.

10.56*	Loan and Security Agreement dated as of December 11, 2002 by and between KWP Financial IX, Inc. and Foothill Capital Corporation

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of independent accountants

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(b)   Current reports on Form 8-K

        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNEDY-WILSON, INC.

Date: April 11, 2003	By:	/s/ WILLIAM J. MCMORROW

William J. McMorrow Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM J. MCMORROW	Chairman of the Board and	April 11, 2003
Chief Executive Officer
William J. McMorrow	(Principal Executive Officer)

/s/ FREEMAN A. LYLE	Executive Vice President,	April 11, 2003
Chief Financial Officer and
Freeman A. Lyle	Secretary (Principal Financial
and Accounting Officer)

/s/ BARRY SCHLESINGER	Chairman, KWI Fund Management	April 11, 2003
Group and Director
Barry Schlesinger

/s/ MARY RICKS	Managing Director and Director	April 11, 2003

Mary Ricks

/s/ KENT MOUTON	Director	April 11, 2003

Kent Mouton

/s/ DONALD PRELL	Director	April 11, 2003

Donald Prell

/s/ JERRY R. SOLOMON	Director	April 11, 2003

Jerry R. Solomon

SECTION 302 CERTIFICATIONS

I, William J. McMorrow, certify that:

1. I have reviewed this annual report on Form 10-K of Kennedy-Wilson, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	By:	/s/ WILLIAM J. MCMORROW

William J. McMorrow Chief Executive Officer

SECTION 302 CERTIFICATIONS

I, Freeman A. Lyle, certify that:

1. I have reviewed this annual report on Form 10-K of Kennedy-Wilson, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	By:	/s/ FREEMAN A. LYLE

Freeman A. Lyle Chief Financial Officer