Form 10-Q
period 2003-03-31
KENNEDY WILSON INC
filed 2003-05-15
CIK 885720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number 20418

KENNEDY-WILSON, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4364537
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

9601 Wilshire Blvd., Suite 220 Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 9,616,165 shares outstanding at May 12, 2003.

KENNEDY-WILSON, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2003

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2003 (Unaudited)	December 31, 2002

Assets
Cash and cash equivalents	$6,374,000	$11,852,000
Cash – restricted	959,000	42,000
Accounts receivable	4,272,000	4,788,000
Investment in Kennedy-Wilson Japan	10,991,000	13,286,000
Notes receivable	24,765,000	15,662,000
Real estate	16,740,000	—
Investments in joint ventures	47,959,000	48,458,000
Contracts and other assets, net	10,542,000	11,022,000
Goodwill, net	23,965,000	23,965,000

Total Assets	$146,567,000	$129,075,000

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$522,000	$861,000
Accrued expenses and other liabilities	3,027,000	2,850,000
Accrued salaries and benefits	2,157,000	2,713,000
Deferred and accrued income taxes	2,331,000	2,367,000
Notes payable	22,534,000	15,983,000
Joint venture financing	5,580,000	—
Borrowings under lines of credit	22,443,000	24,224,000
Mortgage loans payable	11,120,000	—
Senior unsecured notes	14,805,000	14,606,000
Subordinated debt	2,773,000	2,773,000

Total liabilities	87,292,000	66,377,000

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of December 31, 2002 and 2001	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 10,277,392 and 11,215,992 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	103,000	112,000
Additional paid-in capital	53,095,000	57,473,000
Restricted stock – deferred compensation	(7,380,000)	(7,633,000)
Retained earnings	13,207,000	12,461,000
Accumulated other comprehensive income	250,000	285,000

Total stockholders’ equity	59,275,000	62,698,000

Total Liabilities and Stockholders’ Equity	$146,567,000	$129,075,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,

	2003	2002

Revenue
Property management and leasing fees	$3,696,000	$5,772,000
Property management and leasing fees –related party	996,000	894,000
Commissions	644,000	2,674,000
Commissions – related party	139,000	215,000
Interest and other income	532,000	487,000

Total revenue	6,007,000	10,042,000

Operating Expenses
Commissions and marketing expenses	879,000	1,127,000
Compensation and related expenses	4,316,000	5,888,000
General and administrative	2,064,000	3,075,000
Depreciation and amortization	694,000	880,000
Non-recurring, non-cash Japan IPO expense	—	1,100,000

Total operating expenses	7,953,000	12,070,000
Equity income	567,000	594,000

Total operating loss	(1,379,000)	(1,434,000)
Non-operating income (expense)
Gain on sale of stock of subsidiary	3,514,000	8,822,000
Interest expense	(506,000)	(533,000)
Valuation adjustment – warrants	35,000	(480,000)
Loss on extinguishment of debt	(454,000)	—

Income before minority interest and provision for income taxes	1,210,000	6,375,000
Minority interest	—	(202,000)

Income before provision for income taxes	1,210,000	6,173,000
Provision for income taxes	(464,000)	(2,208,000)

Net Income	$746,000	$3,965,000

Share Data:
Net income per share, basic	$0.08	$0.45
Basic weighted average shares	9,513,581	8,794,449
Net income per share, diluted	$0.08	$0.41
Diluted weighted average shares	9,537,397	9,804,880

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$746,000	$3,965,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	694,000	880,000
Loss on extinguishment of debt - non cash	199,000	—
Equity income	(567,000)	(594,000)
Minority interest in income of subsidiary	—	202,000
Gain on sale of stock of subsidiary	(3,514,000)	(8,822,000)
Non-recurring Japan IPO expense	—	1,100,000
Valuation adjustment – warrants	(35,000)	480,000
Amortization of deferred compensation	253,000	74,000
Change in assets and liabilities:
Accounts receivable	516,000	1,257,000
Contracts and other assets	(214,000)	183,000
Accounts payable	(339,000)	190,000
Accrued expenses and other liabilities	(380,000)	(507,000)

Net cash used in operating activities	(2,641,000)	(1,592,000)

Cash flows from investing activities:
Purchase of contracts and other assets	—	(1,869,000)
Settlements of notes receivable	1,990,000	1,675,000
Purchases of notes receivable and redemption of joint venture partner in note receivable venture	(11,093,000)	(655,000)
Purchases of and additions to real estate	(7,520,000)	(658,000)
Distributions from joint ventures	1,500,000	2,812,000
Contributions to joint ventures	(874,000)	(4,298,000)
Proceeds from sale of investment in Kennedy-Wilson Japan	6,249,000	18,718,000
Cash – restricted decrease	(917,000)	495,000

Net cash (used in) provided by investing activities	(10,665,000)	16,220,000

Cash flow from financing activities:
Borrowings under notes payable	8,974,000	1,043,000
Repayment of notes payable	(5,168,000)	(2,337,000)
Joint venture financing	5,580,000	—
Borrowings under lines of credit	3,219,000	985,000
Repayment of lines of credit	(5,000,000)	(3,563,000)
Issuance of mortgage payable	1,900,000	—
Repayment of mortgage loans payable	—	(5,000)
Repayment of senior unsecured notes	(5,000,000)	—
Borrowings under senior unsecured notes	5,000,000	42,000
Issuance of common stock	—	58,000
Repurchase of common stock	(1,642,000)	—

Net cash provided by (used in) financing activities	7,863,000	(3,777,000)

Accumulated other comprehensive loss – foreign currency translation	(35,000)	—

Net (decrease) increase in cash and cash equivalents	(5,478,000)	10,851,000
Cash and cash equivalents, beginning of period	11,852,000	11,121,000

Cash and cash equivalents, end of period	$6,374,000	$21,972,000

Supplemental disclosure of non-cash financing activity:

Mortgage payable of approximately $9.22 million was assumed in the acquisition of real estate.

Stock was repurchased by issuing a new note payable in the amount of $2,745,000.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002
(unaudited)

NOTE 1 - ACCOUNTING POLICIES

The Company’s unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company’s annual financial statements.  In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 and 2002 have been made.  The results of operations for these periods are not necessarily indicative of results that might be expected for the full year.  The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data.  Accordingly, your attention is directed to the footnote disclosures found in the Company’s 2002 Annual Report on Form 10-K.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its consolidated joint ventures.  All material intercompany balances and transactions have been eliminated.  Assets and liabilities denominated in foreign currencies are translated at rates of exchange prevailing on the date of the consolidated balance sheet, while income statement items are translated at average rates of exchange for the year.

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

RECLASSIFICATION - Certain amounts for prior periods have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION - The Company’s real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales commissions.  Property management fees are recognized over time as earned based upon the terms of the management agreement.

Leasing commission revenues are accounted for in accordance with the provisions of SAB 101.  Accordingly, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events.  In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records brokerage commission revenues and expenses on a gross basis.  Of the criteria listed in the EITF, the Company is the primary obligor in the transaction, does not have inventory risk, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered, discretion in selection of agents and determination of service specifications.  Due to these factors, gross reporting is appropriate.

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

The Company reviews each of its investments on a periodic basis for evidence of impairment.  Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below its carrying value and the related undiscounted cash flows are not sufficient to recover the asset’s carrying amount.  No impairment losses were recorded by the Company in the three month periods ended March 31, 2003 and 2002.

GOODWILL - Goodwill is reviewed for impairment on an annual basis, and more frequently if there is a triggering event, by Company management in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consists of cash and all highly liquid investments purchased with maturities of three months or less.

RESTRICTED CASH - Restricted cash consists of nonrefundable deposits on acquisitions of real estate, marketing funds advanced by clients and reserve accounts required in connection with real estate related loans.

LONG-LIVED ASSETS - Long-lived assets and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred.  No impairment loss was recorded in either of the three month periods ended March 31, 2003 and 2002.

NOTES RECEIVABLE - The Company accounts for any impairment to our basis in notes receivable in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.  Accordingly, impaired loans are measured based upon the present value of expected future cash flows, discounted at the loans’ effective interest rate or, if readily determinable, the loans’ observable market price or the fair value of the collateral if the loan is collateral dependent.

CAPITALIZED INTEREST - The Company capitalizes interest in accordance with FAS 58 for qualifying equity investments.  Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations.  An appropriate interest rate is applied to the Company’s cash investment in the qualifying asset.  The interest is credited against interest expense and added to the basis in the investment.  Interest is capitalized when the development or entitlement activity commences and ceases when the investment has begun its planned principal operations or development is halted for any reason.

EARNINGS PER SHARE - Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented.  Shares of restricted stock are included in the computation only after the shares become vested.  Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive securities outstanding during the periods presented.  The diluted earnings per share computation also includes the dilutive impact of options and warrants to purchase common stock which were outstanding during the period calculated by the “treasury stock” method, unvested restricted stock grants and the assumed conversion of the Company’s convertible subordinated debt in 2002 as if conversion to common shares had occurred at the beginning of the year.  Earnings have also been adjusted for interest expense on the convertible subordinated debt in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”).  FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee.  FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The Company has certain guarantees associated with loans secured by assets held in various joint venture partnerships.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is approximately $35 million.  The guarantees expire through 2005 and the Company’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property.  In one joint venture partnership, the entire loan of approximately $9 million is collateralized by the property and the Company indemnifies the lender under certain conditions such as fraud or bankruptcy.  The Company also has a leasing guarantee agreement which expires in 2009.  The maximum amount that the Company could be responsible for under the guarantee is approximately $2.6 million. During the three month period ended March 31, 2003, the Company issued no new guarantees to unconsolidated entities.

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”).  The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary).  The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in financial statements issued after January 31, 2003.  We expect a certain previously unconsolidated special purpose entity to be consolidated under the provisions of this interpretation.  The special purpose entity which is expected to be consolidated under the provisions of FIN 46 comprises $1,504,000 of the Company’s total $47,959,000 investments in joint ventures as of March 31, 2003.  This investment is engaged in the development, operation and ultimate disposition of four office and industrial properties located in San Antonio, Texas.  The Company’s maximum exposure to loss as a result of its involvement is limited to its capital investment.

During the first quarter of 2003, the Company entered into a joint venture investment that is consolidated (see Notes 5, 8 and 9). The consolidation of this entity had no impact on the Company's net income.

STOCK-BASED EMPLOYEE COMPENSATION - Stock-based employee compensation is accounted for using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees.  No stock-based employee compensation expense is reflected in net income for options granted under the Company’s stock options plans, as options granted under the plans have exercise prices equal to the market value of the Company’s common shares on the date of grant.  Restricted stock grants are valued at the market value of the stock on the date of the grant. This amount is recorded as deferred compensation and is amortized over the vesting period of the grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

	Three months ended March 31,

	2003	2002

Net income, as reported	$746,000	$3,965,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	156,000	55,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(183,000)	(124,000)

Net income, pro forma—Basic	719,000	3,896,000
Income effect of dilutive securities, tax effected	—	79,000

Net income, pro forma—Diluted	$719,000	$3,975,000

Net income per share:
Basic, as reported	$0.08	$0.45
Basic, pro forma	$0.08	$0.44
Diluted, as reported	$0.08	$0.44
Diluted, pro forma	$0.08	$0.41

NOTE 3 - INVESTMENT IN KENNEDY-WILSON JAPAN

During the first quarter of 2003, the Company sold 5,000 shares (as adjusted for a 2-for-1 stock split) of its investment in Kennedy-Wilson Japan at per share prices ranging from approximately $1,210 to $1,260 for total gross cash consideration of approximately $6.3 million.  After the share sales, the Company’s ownership of Kennedy-Wilson Japan was 29.5%. During the first quarter of 2003, the Company's equity in earnings of Kennedy-Wilson Japan was $440,000, which is included in equity income in the consolidated statements of income.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consists primarily of discounted loan portfolios and other related assets acquired from financial institutions, and notes resulting from the sale of assets to third parties or joint ventures.  A majority of these notes are collateralized by real estate, personal property or guarantees.

NOTE 5 - REAL ESTATE

In March 2003, the Company invested in a joint venture that is being consolidated and the joint venture partner's contribution accounted for as financing (see Note 8). The joint venture purchased an apartment project and the acquisition price of approximately $16.7 million is recorded as real estate.

NOTE 6- INVESTMENTS IN JOINT VENTURES

The Company has a number of partnership and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate. As of March 31, 2003, the Company also had an investment in one special purpose entity in which it had a 97% ownership interest.  Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, we expect to consolidate this entity, but do not expect it to materially impact our financial position and to have no impact on net income. During the first quarter of 2003, the Company's equity in earnings of joint ventures was $127,000 and is included in equity income in the accompanying consolidated statements of income.

NOTE 7 - NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of discounted loan portfolios, redemption of a joint venture investment partner, and in connection with a stock repurchase discussed in note 11.

NOTE 8 - JOINT VENTURE FINANCING

As described in Note 5, in March 2003 the Company invested in a joint venture that acquired an apartment project. The joint venture partner's contribution is accounted for as mezzanine financing in the amount of approximately $5.6 million which bears a preferred return at a rate of 17% per annum, compounded monthly until sale of the property or 36 months, whichever is sooner.

NOTE 9 - MORTGAGE LOANS PAYABLE

As described in Notes 5 and 8, in March 2003 the Company invested in a joint venture that acquired an apartment project. The joint venture assumed a loan with the remaining principal balance of approximately $9.3 million that bears interest at the rate of 6.96% per annum. The note requires monthly payments of principal and interest and matures in 2011. The joint venture also obtained a second mortgage in the amount of $1.9 million that bears interest at the rate of 6.20% per annum. The mortgage requires monthly payments of principal and interest and matures in 2013. These mortgages are secured by the property.

NOTE 10 - SENIOR UNSECURED NOTES

During the first quarter of 2003, the Company entered into a loan agreement with Pacific Western National Bank in the principal amount of $5 million.  The loan bears interest at the Bank’s base rate plus 1%, payable monthly, which was 5.25% at March 31, 2003.  The loan matures in 2006.  The principal repayments under this loan for the years 2004, 2005 and 2006 are $1,667,000, $1,667,000 and $1,666,000, respectively.

The $5 million of borrowings discussed above were used to repay a portion of the outstanding balance of the 12% Senior Notes (the “notes”).  One half of the remaining warrants that were originally issued with the notes were re-priced to the fair market value of the Company’s shares at the date of the repayment, or $3.72 per share.

NOTE 11 - CAPITAL STOCK TRANSACTIONS

During the first quarter of 2003, the Company purchased 749,000 shares of its common stock.  The total consideration of the share purchase was $3,745,000.  The seller of the shares received cash of $1 million and a note payable for the balance of the purchase price, payable in equal quarterly installments through March 2004.  The Company also acquired 189,600 of common shares under its previously announced stock buy back program.

NOTE 12 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Accumulated other comprehensive income consists of foreign currency translation adjustments.  The tax benefit associated with items included in other comprehensive income for the Company was $22,000 for the three months ended March 31, 2003.  The following table provides a summary of the comprehensive income:

	Three months ended March 31,

	2003	2002

Net income	$746,000	$3,965,000
Foreign currency translation loss, net of taxes	(35,000)	—

Comprehensive income	$711,000	$3,965,000

NOTE 13 - SEGMENT INFORMATION

The Company’s business activities currently consist of property management, commercial and residential brokerage, and various type of real estate and note pool investments.  The Company’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments:

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

The Company did not generate material intersegment revenues for the periods ended March 31, 2003 and 2002.  The Company does not include capital expenditures by segment as part of the decision making process.  The amounts representing investments with related parties and non-affiliates are included in the investment segment.  No single external customer provided the Company with 10% or more of its revenues during any period presented in these financial statements.

The following tables reconcile the Company’s income and expense activity for the three months ended March 31, 2003 and balance sheet data as of March 31, 2003.

2003 Reconciliation of Reportable Segment Information

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$4,133,000	$248,000	$324,000	$(13,000)	$4,692,000
Commissions	439,000	205,000	139,000	—	783,000
Interest and other income	—	—	548,000	(16,000)	532,000

Total revenue	4,572,000	453,000	1,011,000	(29,000)	6,007,000
Operating expenses	4,463,000	381,000	636,000	2,473,000	7,953,000
Equity income	—	57,000	510,000	—	567,000

	109,000	129,000	885,000	(2,502,000)	(1,379,000)
Non-operating income (expense)	—	—	—	2,589,000	2,589,000

Income (loss) before provision for income taxes	$109,000	$129,000	$885,000	$87,000	$1,210,000

Total assets	$9,828,000	$5,374,000	$96,950,000	$34,415,000	$146,567,000

The following tables reconcile the Company’s income and expense activity for the three months ended March 31, 2002 and balance sheet data as of March 31, 2002.

2002 Reconciliation of Reportable Segment Information

	Property Management	Brokerage	Investments	Corporate	Consolidated

Property management and leasing fees	$5,366,000	$928,000	$372,000		$6,666,000
Commissions	267,000	2,333,000	207,000	$82,000	2,889,000
Interest and other income	—	281,000	431,000	(225,000)	487,000

Total revenue	5,633,000	3,542,000	1,010,000	(143,000)	10,042,000
Operating expenses	4,922,000	2,112,000	915,000	4,121,000	12,070,000
Equity income	—	—	594,000	—	594,000

	711,000	1,430,000	689,000	(4,264,000)	(1,434,000)
Non-operating income (expense)	—	—	(52,000)	7,861,000	7,809,000

Income (loss) before minority interest and provision for income taxes	$711,000	$1,430,000	$637,000	$3,597,000	$6,375,000

Total assets	$14,207,000	$39,864,000	$44,716,000	$41,692,000	$140,479,000

NOTE 14 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended March 31,

	2003	2002

Basic earnings per share:
Net income available to stockholders	$746,000	$3,965,000

Weighted average shares	9,513,581	8,794,449

Net income per share, basic	$0.08	$0.45

Diluted earnings per share:
Net income	$746,000	$3,965,000
Income effect of dilutive securities, tax effected	—	79,000

Net income available to stockholders	$746,000	$4,044,000

Weighted average shares	9,513,581	8,794,449
Convertible debentures	—	750,000
Options	23,816	260,431

Total diluted shares	9,537,397	9,804,880

Net income per share, diluted	$0.08	$0.41

Potentially dilutive securities excluded from the diluted earnings per share calculation for being anti-dilutive are as follows:

	Three months ended March 31,

	2003	2002

Options	884,560	639,230
Warrants	727,727	927,023
Restricted stock - unvested	1,424,812	612,500

NOTE 15 - SUBSEQUENT EVENT

In May 2003, the Company repurchased 660,127 shares of its common stock for total consideration of approximately $3 million.

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

In 2002, the Company completed two public stock offerings and two private sales of shares of its formerly wholly-owned subsidiary, Kennedy-Wilson Japan.  The sale of stock reduced the Company’s ownership in the Japan subsidiary to 37% at December 31, 2002. This change in ownership necessitated a change in the accounting treatment for Kennedy-Wilson Japan from a consolidated entity to an equity investment beginning in the fourth quarter of 2002.  Instead of including the various components of Kennedy-Wilson Japan’s revenue and expenses in the individual revenue and expense categories on the income statement, the Company’s share of the net income of the Japan subsidiary is included in equity income.  Likewise, on the balance sheet the Company’s investment in Kennedy-Wilson Japan is shown as a single separate line item. Subsequent sales of shares in 2003 have reduced the Company ownership to 29.5% at March 31, 2003.

Our current real estate investment strategy favors joint venture investments; however, in the future, we may still acquire and sell commercial real estate on a wholly owned basis.  We are no longer involved in single-family residential development and sales but are investing, through joint venture partnerships, in multi-family apartment projects.  We also invest in discounted loan portfolios secured primarily by real estate on our own account and through joint venture partnerships.  The discounted asset portfolios acquired prior to 2001 consisted primarily of claims, judgements and guarantees.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total operating revenue for the three months ended March 31, 2003 was approximately $6 million compared to approximately $10 million for the three months ended March 31, 2002 due to a decrease in property management and commission revenue.  The decrease was due, in part, because the revenue generated from the Japan subsidiary during the first quarter of 2002 was being recorded in the property management and commissions categories but, as previously discussed, is now being accounted for under equity income.  Total operating expenses for the three months ended March 31, 2003 decreased 34% to approximately $8 million compared to approximately $12.1 million for the same period in 2002.  This decrease in expenses was also due, in part, to the change in accounting for the Kennedy-Wilson Japan subsidiary from consolidation to the equity method.  Net income for the first quarter of 2003 and 2002 was $746,000 and $4.0 million respectively.

REVENUE

Property management and leasing operations generated approximately $4.7 million of revenue (including related party fees of $1.0 million), in the first quarter of 2003, representing 78% of our total revenue, compared to approximately $6.7 million (including related party fees of $894,000), and 66% of total revenue for the same period in 2002.  The Japan subsidiary, which is now being accounted for as an equity method investment, contributed approximately $687,000 of property management related fees in the first quarter of 2002.  During the first quarter of 2003, property management revenue in the U.S., which includes property management and leasing revenue, asset management, construction management, and engineering services, declined 22% compared to the first quarter of 2002.  The decline in revenue was due, in part, to the decrease in the total square footage of properties under management.  Lower interest rates and favorable loan terms during 2002 resulted in a number of sales of buildings managed by the Company.  Leasing commission revenue, construction management and development fees, and engineering services have similarly declined as a result the building sales and were also effected by the overall downturn in the economy.

Brokerage commission revenue for the first quarter of 2003 was $783,000 (including related party fees of $139,000), representing 13% of total revenue compared to approximately $2.9 million (including related party fees of $215,000) and 29% of total revenue for the first quarter of 2002.  The Japan subsidiary, which is now being accounted for as an equity investment, contributed approximately $1.7 million of brokerage commissions in the first quarter of 2002.

Interest and other income totaled $532,000 for the three months ended March 31, 2003, compared to $487,000 for the same period in 2002.

OPERATING EXPENSES

As discussed above, the Company’s formerly wholly-owned subsidiary, Kennedy-Wilson Japan, was consolidated through September 2002.  Subsequent to September 2002, the investment is accounted for on the equity method.  Therefore, operating expenses for 2003 do not include activity on a consolidated basis compared to the consolidated activity of Kennedy-Wilson Japan included for the first three quarters of 2002.

Brokerage commissions and marketing expenses were $879,000 for the three months ended March 31, 2003, compared to approximately $1.1 million for the same period in 2002. The decline relates to the decline in US brokerage commission revenue discussed above.

Compensation and related expenses were approximately $4.3 million for the first quarter of 2003, a decrease of 27% when compared to approximately $5.9 million for the first quarter of 2002.  The decrease relates, in part, to the effect of the deconsolidation of our Japan subsidiary; however, there was also a substantial decline of approximately 18% in compensation related expense in the U.S.  This was substantially due to reductions in our Texas offices.

General and administrative expenses were approximately $2.1 million for the first quarter of 2003, a decrease of 33% when compared to the same period in 2002 expenses of approximately $3.1 million.  In addition to the effect of the deconsolidation of our Japan subsidiary, there was a decrease of approximately 14% in expenses related to the U.S. operations, due to the Company's continuing cost reduction measures.

Depreciation and amortization expense was $694,000 for the three months ended March 31, 2003, a decrease of 21% when compared to $880,000 for the same period of 2002.  The change results from assets becoming fully depreciated since the first quarter of 2002 without significant additions of new depreciable assets during the same period.

There were no non-recurring, non-cash Japan IPO expenses in the first quarter of 2003, compared to $1.1 million in the same period of 2002.  The expenses in 2002 related to the successful initial public offering of the shares of the Company’s Japan subsidiary.

Equity income totaled $567,000 for the first quarter in 2003, compared to $594,000 realized in the first quarter of 2002.  The decrease was due to the deconsolidation of our Japan subsidiary and the sale of the Company’s interest in a ski resort during 2002 which had generated substantial income during the first quarter of 2002. During the first quarter of 2003, none of the joint ventures completed significant property sale transactions.

Equity income for the first three months of 2003 included $440,000 from the Company's investment in Kennedy-Wilson Japan.  As discussed above, the Company’s Japan subsidiary is accounted for under the equity method subsequent to September 2002.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $3.5 million for the first quarter of 2003, compared to a gain of approximately $8.8 million in the same period of 2002.  The gain in the first quarter of 2003 resulted from the sale of 5,000 shares owned in Kennedy-Wilson Japan at an average price of approximately $1,255 per share, compared to the 5,000 shares (adjusted for a 2-for-1 stock spilt) sold by the Company at a split-adjusted price of approximately $1,660 as part of the initial public offering, plus the related gain on sale of minority interest, during the first quarter of 2002.

Interest expense was $506,000 for the three months ended March 31, 2003, compared to $533,000 during the same period in 2002.

The change in the fair value of warrants resulted in a benefit of $35,000 in the first quarter of 2003 compared to an expense of $480,000 during the same period in 2002.  The change represents a decrease in the value of certain warrants issued in connection with the 12% senior unsecured notes and a reduction in the liability related to the warrants.

Loss on extinguishment of debt in the amount of $454,000 related primarily to prepayment penalties and write-off of unamortized capitalized loan fees associated with the early retirement of a portion of the 12% senior notes payable.

The provision for income taxes was $464,000 for the first quarter in 2003, compared to approximately $2.2 million for the same period in 2002.  The higher provision in 2002 related to the larger gain for the sale of the Japan subsidiary’s shares in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resource requirements include expenditures for joint venture fund investments, distressed note pools, real estate, and working capital needs.  Historically, we have not required significant capital resources to support our brokerage operations.  We finance our operations with internally generated funds and borrowings under our revolving lines of credit as described below.  Our recent acquisitions of note pools are financed with notes payable.

Cash used in operating activities during the three months ended March 31, 2003 was approximately $2.6 million, compared to approximately $1.6 million in cash used in operating activities for the same period in 2002.  The change is a result of a decrease in net income from the operating units as a result of the decreased volume as previously discussed.

Cash used in investing activities during the three months ended March 31, 2003 was approximately $10.7 million, compared to approximately $16.2 million in cash provided by investing activities during the same period in 2002.  The change resulted primarily from the acquisition of note pools and real estate in 2003 compared to the proceeds from the sale of shares in Kennedy-Wilson Japan in 2002 which provided $18 million in cash compared to $6.3 million in cash from sales of stock in 2003.

Cash provided by financing activities was approximately $7.9 million for the first three months of 2003, compared to approximately $3.8 million in cash used by financing activities for the same period of 2002.  The change resulted from borrowings used for the acquisition of note pools and real estate, offset by repayment of lines of credit and repurchases of shares of the Company’s common stock in the first quarter of 2003 compared to debt repayment for the same period in 2002.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk has not materially changed from what was reported on the Company’s Form 10-K for the year ended December 31, 2002.

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

PART II – OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

The following exhibits are included herein:

10.57	Business Loan Agreement and Promissory Note dated as of January 27, 2003 by and between Kennedy-Wilson, Inc. and Pacific Western National Bank.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)    Reports on Form 8-K

          None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON, INC.

Registrant
Date: May 15, 2003

/s/ FREEMAN A. LYLE

Freeman A. Lyle Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATIONS

I, William J. McMorrow, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Kennedy-Wilson, Inc.;

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

Date: May 15, 2003	/s/ WILLIAM J. MCMORROW

Chief Executive Officer

SECTION 302 CERTIFICATIONS

I, Freeman A. Lyle, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Kennedy-Wilson, Inc.;

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

Date: May 15, 2003	/s/ FREEMAN A. LYLE

Chief Financial Officer