Form 10-Q
period 2003-06-30
KENNEDY WILSON INC
filed 2003-08-13
CIK 885720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 9,295,485 shares outstanding at July 31, 2003.

KENNEDY-WILSON, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2003

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$5,034,000	$11,852,000
Cash – restricted	—	42,000
Accounts receivable	3,648,000	4,788,000
Investment in Kennedy-Wilson Japan	2,278,000	13,286,000
Notes receivable	19,445,000	15,662,000
Investments in joint ventures	49,997,000	48,458,000
Contracts and other assets, net	9,708,000	11,022,000
Goodwill, net	23,965,000	23,965,000

Total Assets	$114,075,000	$129,075,000

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$704,000	$861,000
Accrued expenses and other liabilities	3,358,000	2,850,000
Accrued salaries and benefits	875,000	2,713,000
Deferred and accrued income taxes	5,018,000	2,367,000
Notes payable	16,649,000	15,983,000
Borrowings under lines of credit	15,463,000	24,224,000
Senior unsecured notes	10,000,000	14,606,000
Subordinated debt	2,773,000	2,773,000

Total liabilities	54,840,000	66,377,000

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 9,322,985 and 11,215,992 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	93,000	112,000
Additional paid-in capital	48,781,000	57,473,000
Restricted stock – deferred compensation	(7,126,000)	(7,633,000)
Retained earnings	17,237,000	12,461,000
Accumulated other comprehensive income	250,000	285,000

Total stockholders’ equity	59,235,000	62,698,000

Total Liabilities and Stockholders’ Equity	$114,075,000	$129,075,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue
Property management and leasing fees	$3,458,000	$5,748,000	$7,154,000	$11,520,000
Property management and leasing fees – related party	806,000	840,000	1,802,000	1,734,000
Commissions	—	2,389,000	644,000	5,063,000
Commissions – related party	709,000	990,000	848,000	1,205,000
Interest and other income	1,232,000	1,724,000	1,916,000	2,211,000

Total revenue	6,205,000	11,691,000	12,364,000	21,733,000

Operating Expenses
Commissions and marketing expenses	866,000	1,371,000	1,745,000	2,498,000
Sale of residential real estate	—	185,000	—	185,000
Compensation and related expenses	5,134,000	6,631,000	9,450,000	12,519,000
General and administrative	3,361,000	2,313,000	5,577,000	5,388,000
Depreciation and amortization	786,000	788,000	1,480,000	1,668,000
Non-recurring, non-cash Japan IPO expense	—	—	—	1,100,000

Total operating expenses	10,147,000	11,288,000	18,252,000	23,358,000
Equity income	24,000	1,850,000	591,000	2,444,000

Total operating (loss) income	(3,918,000)	2,253,000	(5,297,000)	819,000
Non-operating income (expense)
Gain on sale of stock of subsidiary	11,419,000	—	14,933,000	8,822,000
Interest expense	(270,000)	(695,000)	(776,000)	(1,228,000)
Valuation adjustment – warrants	—	195,000	35,000	(285,000)
(Loss) gain on extinguishment of debt	(514,000)	750,000	(968,000)	750,000

Income before minority interest and provision for income taxes	6,717,000	2,503,000	7,927,000	8,878,000
Minority interest	—	(1,680,000)	—	(1,882,000)

Income before provision for income taxes	6,717,000	823,000	7,927,000	6,996,000
Provision for income taxes	(2,687,000)	(294,000)	(3,151,000)	(2,502,000)

Net Income	$4,030,000	$529,000	$4,776,000	$4,494,000

Share Data:
Net income per share, basic	$0.48	$0.06	$0.53	$0.51
Basic weighted average shares	8,421,085	8,935,703	8,940,037	8,865,385
Net income per share, diluted	$0.48	$0.06	$0.53	$0.47
Diluted weighted average shares	8,473,471	9,890,344	8,978,217	9,847,767

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,776,000	$4,494,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,480,000	1,668,000
Loss (gain) on extinguishment of debt – non-cash	394,000	(750,000)
Equity in joint venture income	(591,000)	(2,444,000)
Minority interest in income of subsidiary	—	1,882,000
Gain on sale of stock of subsidiary	(14,933,000)	(8,822,000)
Non-recurring Japan IPO expense	—	1,100,000
Valuation adjustment – warrants	(35,000)	285,000
Amortization of deferred compensation	507,000	286,000
Change in assets and liabilities:
Accounts receivable	1,140,000	(2,000)
Contracts and other assets	(111,000)	243,000
Accounts payable	(157,000)	450,000
Accrued expenses and other liabilities	1,356,000	(1,760,000)

Net cash used in operating activities	(6,174,000)	(3,370,000)

Cash flows from investing activities:
Purchase of contracts and other assets	(55,000)	—
Collections of notes receivable	8,506,000	5,257,000
Purchases of notes receivable and redemption of joint venture partner in note receivable venture	(12,289,000)	(6,841,000)
Reduction of real estate	—	2,128,000
Purchases of and additions to real estate	—	(11,065,000)
Distributions from joint ventures	1,399,000	4,443,000
Contributions to joint ventures	(2,957,000)	(9,353,000)
Proceeds from sale of investment in Kennedy-Wilson Japan	26,551,000	18,718,000
Cash – restricted decrease	42,000	495,000

Net cash provided by investing activities	21,197,000	3,782,000

Cash flow from financing activities:
Borrowings under notes payable	10,474,000	2,660,000
Repayment of notes payable	(12,553,000)	(3,375,000)
Borrowings under lines of credit	4,005,000	33,420,000
Repayment of lines of credit	(12,766,000)	(31,208,000)
Issuance of mortgage loans payable	—	8,528,000
Repayment of mortgage loans payable	—	(1,993,000)
Borrowings under senior unsecured notes	5,000,000	74,000
Repayment of senior unsecured notes	(10,000,000)	—
Issuance of common stock	—	461,000
Repurchase of common stock	(5,966,000)	—

Net cash (used in) provided by financing activities	(21,806,000)	8,567,000

Effect of exchange rate changes on cash and cash equivalents	—	2,392,000
Accumulated other comprehensive loss – foreign currency translation, net of taxes	(35,000)	—

Net (decrease) increase in cash and cash equivalents	(6,818,000)	11,371,000
Cash and cash equivalents, beginning of period	11,852,000	11,121,000

Cash and cash equivalents, end of period	$5,034,000	$22,492,000

Kennedy-Wilson, Inc. and Subsidiaries
Consolidated Statements of Cash Flow (continued)
(Unaudited)

Supplemental disclosure of non-cash financing activity:

Stock was repurchased by issuing a note payable in the amount of $2,745,000.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended June 30, 2003 and 2002
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

The Company’s unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company’s annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2003 and 2002 have been made. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the Company’s 2002 Annual Report on Form 10-K.

BASIS OF PRESENTATION – The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany balances and transactions have been eliminated. Assets and liabilities denominated in foreign currencies are translated at rates of exchange prevailing on the date of the consolidated balance sheet, while income statement items are translated at average rates of exchange for the period.

USE OF ESTIMATES – The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECLASSIFICATION – Certain amounts for prior periods have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION – The Company’s real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales commissions. Property management fees are recognized over time as earned based upon the terms of the management agreement.

Leasing commission revenues are accounted for in accordance with the provisions of SAB 101. Accordingly, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such event. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records brokerage commission revenues and expenses on a gross basis. Of the criteria listed in the EITF, the Company is the primary obligor in the transaction, does not have inventory risk, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered, discretion in selection of agents and determination of service specifications. Due to these factors, management concluded that gross reporting is appropriate.

Revenues on notes receivable are recognized on an effective interest basis under the provisions of Practice Bulletin 6 and are reported as interest and other income in the accompanying consolidated statements of income. Whenever the expected future cash flows can not be reasonably estimated, a cost recovery basis is applied in which payments received are applied against the Company’s basis in the note before any revenue is recognized. Any increases in the estimated future cash flows to be received from notes receivable, including changes resulting from restructuring or creation of a new note, are reported as interest income prospectively under the effective interest method.

INVESTMENTS IN JOINT VENTURES – The Company has a number of partnership and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate. These investments are accounted for under the equity method.

The Company reviews each of its investments on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below its carrying value and the related undiscounted cash flows are not sufficient to recover the asset’s carrying amount. No impairment losses were recorded by the Company in the three and six month periods ended June 30, 2003 and 2002.

GOODWILL – Goodwill is reviewed for impairment on an annual basis, and more frequently if there is a triggering event, by Company management in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). During the three and six month periods ended June 30, 2003, no impairment was identified based on this review.

CASH AND CASH EQUIVALENTS – Cash and cash equivalents consists of cash and all highly liquid investments purchased with maturities of three months or less.

RESTRICTED CASH – Restricted cash consists of non-refundable deposits on acquisitions of real estate, marketing funds advanced by clients and reserve amounts required in connection with real estate related loans.

LONG-LIVED ASSETS – Long-lived assets and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred. No impairment loss was recorded in the three or six month periods ended June 30, 2003 and 2002.

NOTES RECEIVABLE – The Company accounts for any impairment to its basis in notes receivable in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and

Disclosures. Accordingly, impaired loans are measured based upon the present value of expected future cash flows, discounted at the loans’ effective interest rate or, if readily determinable, the loans’ observable market price or the fair value of the collateral if the loan is collateral dependant.

CAPITALIZED INTEREST – The Company capitalizes interest in accordance with FAS 58 for qualifying equity investments. Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations. An appropriate interest rate is applied to the Company’s cash investment in the qualifying asset. The interest is credited against interest expense and added to the basis in the investment. Interest is capitalized when the development or entitlement activity commences and ceases when the investment has begun its planned principal operations or development is halted for any reason.

EARNINGS PER SHARE – Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive securities outstanding during the periods presented. The diluted earnings per share computation also includes the dilutive impact of options and warrants to purchase common stock which were outstanding during the period calculated by the “treasury stock” method, unvested restricted stock grants and the assumed conversion of the Company’s convertible subordinated debt in 2002 as if conversion to common shares had occurred at the beginning of the year. Earnings have also been adjusted for interest expense on the convertible subordinated debt in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS – In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is approximately $32 million. The guarantees expire through 2005 and the Company’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. In one joint venture partnership, the entire loan of approximately $9 million is collateralized by the property and the Company is obligated to indemnify the lender under certain conditions such as fraud or bankruptcy. The Company also has a leasing guarantee agreement which expires in 2009. The maximum amount that the Company could be responsible for under the guarantee is approximately $2.6 million. During the three month period ended June 30, 2003, the Company issued no new guarantees to unconsolidated entities.

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in financial statements issued after January 31, 2003. We expect a certain previously unconsolidated special purpose entity to be consolidated under the provisions of this interpretation. The special purpose entity which is expected to be consolidated under the provisions of FIN 46 comprises $1,419,000 of the Company’s total $49,997,000 investments in joint ventures as of June 30, 2003. This investment is engaged in the development, operation and ultimate disposition of two office buildings located in San Antonio, Texas. The Company’s maximum exposure to loss as a result of its involvement is limited to its capital investment and loan guarantee of up to $3.6 million. The total assets and liabilities of this entity are approximately $11.4 million and $7.3 million, respectively.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

STOCK-BASED EMPLOYEE COMPENSATION – Stock-based employee compensation is accounted for using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income for options granted under the Company’s stock option plans, as options granted under the plans have exercise prices equal to the market value of the Company’s common shares on the date of grant. Restricted stock grants are valued at the market value of the stock on the date of the grant. This amount is recorded as deferred compensation and is amortized over the vesting period of the grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

		Three months ended June 30,		Six months ended June 30,
		2003	2002	2003	2002
Net income, as reported		$4,030,000	$529,000	$4,776,000	$4,494,000
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	152,000	136,000	304,000	184,000
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(177,000)	(205,000)	(355,000)	(321,000)

Net income, pro forma - Basic		4,005,000	460,000	4,725,000	4,357,000
Income effect of dilutive securities, tax effected		—	70,000	—	149,000

Net income, pro forma - Diluted		$4,005,000	$530,000	$4,725,000	$4,506,000

Net income per share:
Basic, as reported		$0.48	$0.06	$0.53	$0.51
Basic, pro forma		$0.48	$0.06	$0.53	$0.51
Diluted, as reported		$0.48	$0.06	$0.53	$0.47
Diluted, pro forma		$0.47	$0.05	$0.53	$0.46

NOTE 2 – INVESTMENT IN KENNEDY-WILSON JAPAN

During the second quarter of 2003, the Company sold 15,600 shares (as adjusted for a 2-for-1 stock split) of its investment in Kennedy-Wilson Japan at per share prices ranging from approximately $1,230 to $1,420 for total gross cash consideration of approximately $20.7 million. After the share sales, the Company’s ownership of Kennedy-Wilson Japan was 6.1%. For the six month period ended June 30, 2003, the Company sold 20,600 shares (as adjusted for a 2-for-1 stock split) of Kennedy-Wilson Japan at per share prices ranging from $1,210 to $1,420 for total gross cash consideration of approximately $27 million.

For the three and six month periods ended June 30, 2003, the Company’s equity in earnings of Kennedy-Wilson Japan was $170,000 and $610,000, respectively, and is included in equity income in the accompanying consolidated statements of income. During the three and six month periods ended June 30, 2002, the Company consolidated its investment in Kennedy-Wilson Japan, accordingly there was no equity in earnings from this investment in those periods.

During 2002, the Company entered into an option agreement to sell its remaining 4,000 shares of Kennedy-Wilson Japan at a split-adjusted price of approximately $825 per share. The option expires in March 2004.

NOTE 3 – NOTES RECEIVABLE

Notes receivable consists primarily of discounted loan portfolios and other related assets acquired from financial institutions, and notes resulting from the sale of assets to third parties or joint ventures. A majority of these notes are collateralized by real estate, personal property or guarantees.

NOTE 4 – INVESTMENTS IN JOINT VENTURES

The Company has a number of partnership and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate. As of June 30, 2003, the Company also had an investment in one special purpose entity in which it had a 97% ownership interest. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, we expect to consolidate this entity, but do not expect it to materially impact our financial position and to have no impact on net income. For the three and six month periods ended June 30, 2003, the Company’s equity in losses of joint ventures was $146,000 and $19,000, respectively. For the three and six month periods ended June 30, 2002, the Company’s equity in income of joint ventures was $1,850,000 and $2,444,000, respectively.

During the second quarter of 2003, an agreement relating to a joint venture investment that had been consolidated by the Company was modified such that the investment is accounted for under the equity method.

NOTE 5 – NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of discounted loan portfolios, redemption of a joint venture investment partner, and in connection with a stock repurchase.

NOTE 6 – SENIOR UNSECURED NOTES

During the second quarter of 2003, the remaining $5 million balance of the 12% Senior Notes was repaid. The Company recorded a loss on the extinguishment of the debt in the amount of $514,000. For the six month period ended June 30, 2003, the Company repaid $10 million of the 12% Senior Notes and recorded a loss on extinguishment of debt in the amount of $968,000.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

During the second quarter of 2003, the Company repurchased approximately 954,000 shares of its common stock. The total consideration of the share repurchases was $4,324,000. During the six month period ended June 30, 2003, the Company repurchased approximately 1,893,000 shares of its common stock for a total consideration of approximately $8.7 million.

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Accumulated other comprehensive income consists of foreign currency translation adjustments. During the second quarter of 2003, there was no foreign currency translation adjustment. The tax benefit associated with items included in other comprehensive income for the Company was $22,000 for the three and six month periods ended June 30, 2003, which results from the $35,000 (net of tax benefit) foreign currency translation adjustment in the first quarter. The following table provides a summary of the comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$4,030,000	$529,000	$4,776,000	$4,494,000
Foreign currency translation loss, net of taxes	—	—	(35,000)	—

Comprehensive income	$4,030,000	$529,000	$4,741,000	$4,494,000

NOTE 9 – SEGMENT INFORMATION

The Company’s business activities currently consist of property management, commercial and residential brokerage, and various types of real estate and note pool investments. The Company’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments:

PROPERTY MANAGEMENT – The Company is a nationwide commercial and residential property management and leasing Company, providing a full range of services relating to property management. The Company also provides asset management services for some of its joint ventures.

BROKERAGE – Through its various offices, the Company provides specialized brokerage services for both commercial and residential real estate and provides other real estate services such as property valuations, development and implementation of marketing plans, arranging financing, sealed bid auctions and open bid auctions.

INVESTMENTS – With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of discounted notes.

The Company did not generate material intersegment revenues for the three and six month periods ended June 30, 2003 and 2002. The Company does not include capital expenditures by segment as part of the decision making process. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single external customer provided the Company with 10% or more of its revenues during any period presented in these financial statements.

The following tables reconcile the Company’s income and expense activity for the three and six month periods ended June 30, 2003 and balance sheet data as of June 30, 2003.

2003 Reconciliation of Reportable Segment Information

	For the three months ended June 30, 2003
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$3,759,000	$243,000	$216,000	$46,000	$4,264,000
Commissions	429,000	(145,000)	425,000	—	709,000
Interest and other income	—	—	1,190,000	42,000	1,232,000

Total revenue	4,188,000	98,000	1,831,000	88,000	6,205,000
Operating expenses	4,050,000	369,000	1,054,000	4,674,000	10,147,000
Equity income	—	100,000	(76,000)	—	24,000

	138,000	(171,000)	701,000	(4,586,000)	(3,918,000)
Non-operating income (expense)	—	—	—	10,635,000	10,635,000

Income (loss) before provision for income taxes	$138,000	$(171,000)	$701,000	$6,049,000	$6,717,000

	For the six months ended June 30, 2003
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$7,892,000	$491,000	$540,000	$33,000	$8,956,000
Commissions	868,000	60,000	564,000	—	1,492,000
Interest and other income	—	—	1,890,000	26,000	1,916,000

Total revenue	8,760,000	551,000	2,994,000	59,000	12,364,000
Operating expenses	8,513,000	750,000	1,842,000	7,147,000	18,252,000
Equity income	—	157,000	434,000	—	591,000

	247,000	(42,000)	1,586,000	(7,088,000)	(5,297,000)
Non-operating income (expense)	—	—	—	13,224,000	13,224,000

Income (loss) before minority interest and provision for income taxes	$247,000	$(42,000)	$1,586,000	$6,136,000	$7,927,000

Total assets	$9,238,000	$3,906,000	$75,853,000	$25,078,000	$114,075,000

The following tables reconcile the Company’s income and expense activity for the three and six month periods ended June 30, 2002 and balance sheet data as of June 30, 2002.

2002 Reconciliation of Reportable Segment Information

	For the three months ended June 30, 2002
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$5,214,000	$932,000	$442,000		$6,588,000
Commissions	505,000	2,261,000	531,000	$82,000	3,379,000
Interest and other income	—	1,403,000	(28,000)	349,000	1,724,000

Total revenue	5,719,000	4,596,000	945,000	431,000	11,691,000
Operating expenses	5,507,000	3,533,000	864,000	1,384,000	11,288,000
Equity income	(2,000)	981,000	871,000	—	1,850,000

	210,000	2,044,000	952,000	(953,000)	2,253,000
Non-operating income (expense)	—	—	52,000	198,000	250,000

Income (loss) before minority interest and provision for income taxes	$210,000	$2,044,000	$1,004,000	$(755,000)	$2,503,000

	For the six months ended June 30, 2002
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$10,580,000	$1,860,000	$814,000		$13,254,000
Commissions	772,000	4,594,000	738,000	$164,000	6,268,000
Interest and other income	—	1,684,000	403,000	124,000	2,211,000

Total revenue	11,352,000	8,138,000	1,955,000	288,000	21,733,000
Operating expenses	10,429,000	5,645,000	1,779,000	5,505,000	23,358,000
Equity income	(2,000)	981,000	1,465,000	—	2,444,000

	921,000	3,474,000	1,641,000	(5,217,000)	819,000
Non-operating income (expense)	—	—	—	8,059,000	8,059,000

Income (loss) before minority interest and provision for income taxes	$921,000	$3,474,000	$1,641,000	$2,842,000	$8,878,000

Total assets	$14,748,000	$58,948,000	$42,275,000	$40,765,000	$156,736,000

Note 10  –  Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic earnings per share:
Net income available to stockholders	$4,030,000	$529,000	$4,776,000	$4,494,000

Weighted average shares	8,421,085	8,935,703	8,940,037	8,865,385

Net income per share, basic	$0.48	$0.06	$0.53	$0.51

Diluted earnings per share:
Net income	$4,030,000	$529,000	$4,776,000	$4,494,000
Income effect of dilutive securities, tax effected	—	70,000	—	149,000

Net income available to stockholders	$4,030,000	$599,000	$4,776,000	$4,643,000

Weighted average shares	8,421,085	8,935,703	8,940,037	8,865,385
Convertible debentures	—	725,275	—	737,569
Options	52,386	229,366	38,180	244,813

Total diluted shares	8,473,471	9,890,344	8,978,217	9,847,767

Net income per share, diluted	$0.48	$0.06	$0.53	$0.47

Potentially dilutive securities excluded from the diluted earnings per share calculation because they are anti-dilutive are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Options	547,270	480,230	714,983	556,831
Warrants	727,727	927,023	727,727	927,023
Restricted stock – unvested	1,376,062	1,571,062	1,376,062	1,571,062

Item   2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an integrated real estate services and investment Company with headquarters in Beverly Hills, California. Through our subsidiaries, we provide a complementary array of real estate services, including fund management, property management and leasing, real estate brokerage services including auction marketing, and asset management. We also invest in commercial and residential real estate and discounted loan portfolios. Our investments in real estate are made primarily through joint ventures.

In 2002, the Company completed two public stock offerings and two private sales of shares of its formerly wholly-owned subsidiary, Kennedy-Wilson Japan. The sale of stock reduced the Company’s ownership in the Japan subsidiary to 37% at December 31, 2002. This change in ownership necessitated a change in the accounting treatment for Kennedy-Wilson Japan from a consolidated entity to an equity investment beginning in the fourth quarter of 2002. Instead of including the various components of Kennedy-Wilson Japan’s revenue and expenses in the individual revenue and expense categories on the income statement, the Company’s share of the net income of the Japan subsidiary is included in equity income. Likewise, on the balance sheet the Company’s investment in Kennedy-Wilson Japan is shown as a single separate line item. Subsequent sales of shares in 2003 have reduced the Company ownership to 6.1% at June 30, 2003.

Our current real estate investment strategy favors joint venture investments; however, in the future, we may still acquire and sell commercial real estate on a wholly owned basis. We are no longer involved in single-family residential development and sales but are investing, through joint venture partnerships, in multi-family apartment projects. We also invest on our own account and through joint venture partnerships in discounted loan portfolios secured primarily by real estate.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Total operating revenue for the three months ended June 30, 2003 was approximately $6.2 million compared to approximately $11.7 million for the three months ended June 30, 2002. The decrease was due primarily to the revenue generated from the Japan subsidiary during the second quarter of 2002 being recorded as property management and commission revenues but, as previously discussed, being accounted for under equity income in 2003. Total operating expenses for the three months ended June 30, 2003 decreased 10% to approximately $10.1 million compared to approximately $11.3 million for the same period in 2002. This decrease in expenses was also due primarily to the change in accounting for the Kennedy-Wilson Japan subsidiary from consolidation to the equity method. Net income for the second quarters of 2003 and 2002 was approximately $4 million and $529,000, respectively.

REVENUE

Property management and leasing operations generated approximately $4.3 million of revenue (including related party fees of $806,000), in the second quarter of 2003, representing 69% of our total revenue, compared to approximately $6.6 million (including related party fees of $840,000), and 56% of total revenue for the same period in 2002. The Japan subsidiary, which is now being accounted for as an equity method investment, contributed approximately $693,000 of property management related fees in the second quarter of 2002. During the second quarter of 2003, property management revenue in the U.S., which includes property management and leasing revenue, asset management, construction management, and engineering services, declined 35% compared to the second quarter of 2002. The decline in revenue was due, in part, to the decrease in the total square footage of properties under management. Lower interest rates and favorable loan terms during 2003 resulted in a number of sales of buildings managed by the Company. Leasing commission revenue, construction management and development fees, and engineering services have similarly declined as a result of the building sales and were also effected by the overall downturn in the economy.

Brokerage commission revenue for the second quarter of 2003 was $709,000 (all of which was related party fees), representing 11% of total revenue compared to approximately $3.4 million (including related party fees of $990,000) and 29% of total revenue for the second quarter of 2002. The Japan subsidiary, which is now being accounted for as an equity investment, contributed approximately $2.1 million of brokerage commissions in the second quarter of 2002.

Interest and other income totaled approximately $1.2 for the three months ended June 30, 2003, compared to approximately $1.7 million for the same period in 2002. The Japan subsidiary contributed $1.2 million of the interest and other income during the second quarter of 2002. Interest income generated from notes in the U.S. increased by 140% in the second quarter of 2003 compared to the same period in 2002 due to the addition of three new loan pools purchased during 2003 and the buy-out of a partner in a joint venture investment which owns note pool assets.

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

Brokerage commissions and marketing expenses were $866,000 for the three months ended June 30, 2003, compared to approximately $1.4 million for the same period in 2002. The decline relates to the decline in U.S. brokerage commission revenue discussed above.

Compensation and related expenses were approximately $5.1 million for the second quarter of 2003, a decrease of 23% when compared to approximately $6.6 million for the second quarter of 2002. $1.3 million of the decrease relates to the effect of the deconsolidation of our Japan subsidiary; however, there was also a decline of approximately 3.6% in compensation related expense in the U.S. as the result of the Company’s continued cost cutting measures.

General and administrative expenses were approximately $3.4 million for the second quarter of 2003, compared to approximately $2.3 million in the same period in 2002. The U.S operations experienced an increase in the period due to non-recurring legal expense for the settlement of disputes relating to a development project and an employment contract.

Depreciation and amortization expense was $786,000 for the three months ended June 30, 2003, as compared to $788,000 for the same period in 2002.

Equity income totaled $24,000 for the second quarter of 2003, compared to approximately $1.9 million realized in the second quarter of 2002. Equity income for the second quarter of 2003 included approximately $170,000 from the Company’s investment in Kennedy-Wilson Japan. The decrease was due to the deconsolidation of our Japan subsidiary which had its own equity in income of subsidiaries contributing $1.1 million of equity income during the second quarter of 2002 and equity income of approximately $571,000 from an investment partnership that recorded income from large note settlements during 2002. During the second quarter of 2003, no significant property transactions closed any of our joint venture investments.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $11.4 million for the second quarter of 2003. There were no stock sales during the same period of 2002. The gain in the second quarter of 2003 resulted from the sale of 15,600 shares owned in Kennedy-Wilson Japan at per share prices ranging from approximately $1,230 to $1,420.

Interest expense was $270,000 for the three months ended June 30, 2003, compared to $695,000 during the same period in 2002. The decrease is due to an overall reduction in debt and a reduction of interest rates, and is net of interest capitalized in the amount of $644,000.

The loss on extinguishment of debt in the amount of $514,000 related primarily to prepayment penalties and write-off of unamortized capitalized loan fees associated with the early retirement of the balance of the 12% senior notes payable.

The provision for income taxes is $2,687,000 for the second quarter of 2003, compared to approximately $294,000 for the same period in 2002. The higher provision in 2003 relates to the increased income resulting primarily from the gain on the sale of the Japan subsidiary’s shares of stock.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenue for the six months ended June 30, 2003 was approximately $12.4 million, as compared to $21.7 million during the same period in 2002. The decrease related primarily to a decrease in property management and commission revenue, due in part, to the deconsolidation of our Japan subsidiary which accounted for approximately $5.2 million of property management and commission revenue during the second quarter of 2002. Earnings before minority interest and taxes for the six months ended June 30, 2003 were approximately $7.9 million, compared to approximately $8.9 million for the same period in 2002. Net income for the six months ended June 30, 2003 was approximately $4.8 million, compared to approximately $4.5 million for the same period in 2002.

REVENUE

Property management and leasing operations generated approximately $9.0 million of revenue (including approximately $1.8 million of related party fees) in the first six months of 2003, representing 72% of our total revenue as compared to approximately $13.3 million (including approximately $1.7 million in related party fees) for the same period in 2002. The deconsolidation of the Japan subsidiary, which contributed approximately $1.4 million of property management revenue during the first six months of 2002, had a significant effect on the decline in revenue during the first six months of 2003. The decrease also corresponds with the decline in leasing revenue, and property management and related fees due to the sale of some of the properties managed by the Company.

Brokerage commission revenue for the first six months of 2003 was approximately $1.5 million (including $848,000 of related party fees) representing 12% of total revenue, compared to brokerage commission revenue for the same period of 2002 of approximately $6.3 million (including approximately $1.2 million of related party fees). The decrease was substantially due to the deconsolidation of our Japan subsidiary, which contributed approximately $3.8 million of commission revenue during the first six months of 2002. Brokerage commissions in the U.S declined 38.7% due to a decrease in the number and size of sales transactions. Brokerage commissions are reported net of outside broker’s commission expense but not commissions paid to employees which are recorded as marketing and commission expense.

Interest and other income for the first six months of 2003 totaled approximately $1.9 million, compared to approximately $2.2 million, of which $1.2 million related to the Japan subsidiary, for the same period in 2002. Interest income generated from notes in the U.S. increased by 90% for the first six months of 2003 over the same period in 2002 due to the addition of three new loan pools purchased during 2003 and the buy-out of a joint venture investment which owned note pool assets.

OPERATING EXPENSES

Operating expenses for the first six months of 2003 were approximately $18.3 million, representing a 22% decrease from approximately $23.4 million for the same period in 2002. The decrease was due to exclusion of costs related to the deconsolidation of our Japan subsidiary and the continued implementation of cost reduction initiatives by the Company.

Brokerage commissions and marketing expenses were approximately $1.7 million for the six months ended June 30, 2003 compared to approximately $2.5 million during the same period in 2002. The reduction in commission expense correlates with the reduction in leasing and brokerage commission revenue.

There was no cost of residential real estate sold for the six months ended June 30, 2003, compared to $185,000 for the same period in 2002. The expense in 2002 related to sales in Japan.

Compensation and related expenses were approximately $9.5 million for the first six months of 2003 representing a 25% decrease from approximately $12.5 million for the same period of 2002. Compensation expense relating to the Japan subsidiary totaled approximately $1.9 million for the first six months of 2002. Additionally, compensation in the U.S. decreased by 10.7% due to staff reductions and the Company’s continued cost cutting measures.

General and administrative expenses were approximately $5.6 million for the first six months of 2003, compared to the same period in 2002 expenses of approximately $5.4 million. The U.S. operations experienced an increase in the period due to non-recurring legal expense for the settlement of disputes relating to a development project and an employment contract.

Depreciation and amortization expense was approximately $1.5 million for the six months ended June 30, 2003 compared to approximately $1.7 million during the same period of 2002. Most of the change relates to the deconsolidation of the Japan subsidiary.

The non-recurring, non-cash Japan IPO expense of $1.1 million occurred during the first six months of 2002 and is directly related to the gain on the sale of stock. There was no such expense during the first six months of 2003.

Equity in income of joint venture investments totaled $591,000 for the first six months of 2003 compared to approximately $2.4 million realized in the same period of 2002. Revenue earned during the first six months of 2002 included approximately $957,000 relating to investments by our Japan subsidiary, and approximately $710,000 relating to a joint venture investment in note assets which is now wholly owned by the Company and is being recorded as interest income. During the first six months of 2003, no significant property transactions closed from any of our joint venture investments.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $14.9 million for the six months ended June 30, 2003, compared to approximately $8.8 million earned in the same period of 2002. The gain in 2003 resulted from the sale of 20,600 shares owned in our Japan subsidiary as compared to the sale of 5,000 shares (adjusted for a 2-for-1 stock split) as part of the successful initial public offering of that subsidiary’s shares in Japan.

Interest expense was $776,000 for the first six months of 2003, compared to approximately $1.2 million during the same period in 2002, representing a 37% decrease. The decline is due, in part, to the reduced average interest rates on variable rate loans and a substantial repayment of debt including the repayment of the 12% senior unsecured notes.

The provision for income taxes was approximately $3.2 million for the first six months of 2003, compared to approximately $2.5 million for the same period of 2002 due to the increase in net income before taxes.

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

Cash used in operating activities during the six months ended June 30, 2003 was approximately $6.2 million, compared to approximately $3.4 million in cash used in operating activities for the same period in 2002. Although net income for the first six months of 2003 was approximately $4.8 million, net cash generated from operations excludes gains on the sale of the shares Kennedy-Wilson Japan of approximately $11.4 million. In the same period of 2002, the Company had net income of approximately $4.5 million which also excludes the $8.8 million gain on the sale of shares in Kennedy-Wilson Japan.

Cash provided by investing activities during the six months ended June 30, 2003 was approximately $21.2 million, compared to approximately $3.8 million in cash provided by investing activities during the same period in 2002. In 2003, approximately $27 million in proceeds was received from the sale of shares in Kennedy-Wilson Japan, offset by the acquisition of note pools and the redemption of a joint venture partner in a note receivable venture.

Cash used in financing activities was approximately $21.8 million for the first six months of 2003, compared to approximately $8.6 million in cash provided by financing activities for the same period of 2002. In 2003, the proceeds from the sale of shares in Kennedy-Wilson Japan described above were used to repay debt and repurchase shares of the Company’s common stock.

To the extent that we engage in additional strategic investments, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash, plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current unsecured lines of credit, will provide us with sufficient capital requirements for at least the next twelve months.

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information. Forward looking statements, which are included in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the company’s actual results and performance to be materially different from any results or performance suggested by the statements in this report. When used in our documents or oral presentations, the words “plan,” “believe,” “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” or similar words are intended to identify forward-looking statements.

Item 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of Kennedy-Wilson, Inc.’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 was carried out under the supervision and with the participation of Kennedy-Wilson, Inc.’s management, including Kennedy-Wilson, Inc.’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Kennedy-Wilson, Inc.’s disclosure controls and procedures are effective in timely alerting them to material information relating to Kennedy-Wilson, Inc. required to be included in Kennedy-Wilson, Inc.’s periodic Securities and Exchange Commission filings. There have been no significant changes in Kennedy-Wilson, Inc.’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of registrant on June 19, 2003, the following matters were voted upon:

(a)	Election of Directors:

Nominee	Votes For	Votes Withheld

Mary Ricks	7,098,605	242,218
Barry Schlesinger	7,098,350	240,274

Item 5.	OTHER INFORMATION

The following information is provided pursuant to the requirements of Item 9 of Schedule 14A.

Independent Accountant Fees:

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s financial statements for the year ended December 31, 2002, and fees billed for other services rendered by KPMG LLP:

Audit fees	$213,000
All other fees	19,000

Total fees	$232,000

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

                 The following exhibits are included herein:

ITEM	DESCRIPTION

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON, INC.

Registrant

Date:  August 13, 2003

/s/ FREEMAN A. LYLE

Freeman A. Lyle
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)