Form 10-Q
period 2003-09-30
KENNEDY WILSON INC
filed 2003-11-12
CIK 885720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 8,863,284 shares outstanding at November 11, 2003.

KENNEDY-WILSON, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2003

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$6,887,000	$11,852,000
Cash - restricted	—	42,000
Accounts receivable	3,785,000	4,788,000
Investment in Kennedy-Wilson Japan	—	13,286,000
Notes receivable	24,428,000	15,662,000
Investments in joint ventures	50,227,000	48,458,000
Contracts and other assets, net	8,703,000	11,022,000
Goodwill, net	23,965,000	23,965,000

Total Assets	$117,995,000	$129,075,000

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$280,000	$861,000
Accrued expenses and other liabilities	2,829,000	2,850,000
Accrued salaries and benefits	1,255,000	2,713,000
Deferred and accrued income taxes	5,503,000	2,367,000
Notes payable	20,467,000	15,983,000
Borrowings under lines of credit	18,909,000	24,224,000
Senior unsecured notes	8,333,000	14,606,000
Subordinated debt	2,773,000	2,773,000

Total liabilities	60,349,000	66,377,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 8,862,151 and 11,215,992 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	89,000	112,000
Additional paid-in capital	46,216,000	57,473,000
Restricted stock - deferred compensation	(6,872,000)	(7,633,000)
Retained earnings	17,963,000	12,461,000
Accumulated other comprehensive income	250,000	285,000

Total stockholders’ equity	57,646,000	62,698,000

Total Liabilities and Stockholders’ Equity	$117,995,000	$129,075,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue
Property management and leasing fees	$3,201,000	$6,521,000	$10,355,000	$18,041,000
Property management and leasing fees – related party	1,033,000	928,000	2,835,000	2,662,000
Commissions	1,177,000	4,869,000	1,821,000	9,932,000
Commissions - related party	560,000	620,000	1,408,000	1,825,000
Interest and other income	880,000	1,156,000	2,796,000	3,367,000

Total revenue	6,851,000	14,094,000	19,215,000	35,827,000

Operating expenses
Commissions and marketing expenses	1,028,000	1,873,000	2,773,000	4,371,000
Sale of residential real estate	—	35,000	—	220,000
Compensation and related expenses	4,263,000	6,459,000	13,713,000	18,978,000
General and administrative	2,200,000	2,870,000	7,777,000	8,258,000
Depreciation and amortization	774,000	894,000	2,254,000	2,562,000
Non-cash write down of investment	—	1,467,000	—	1,467,000
Non-recurring, non-cash Japan IPO expense	—	—	—	1,100,000

Total operating expenses	8,265,000	13,598,000	26,517,000	36,956,000
Equity income	1,790,000	1,609,000	2,381,000	4,053,000

Total operating income (loss)	376,000	2,105,000	(4,921,000)	2,924,000

Non-operating income (expense)
Gain on sale of stock of subsidiary	1,087,000	4,077,000	16,020,000	12,899,000
Interest expense	(252,000)	(657,000)	(1,028,000)	(1,885,000)
Valuation adjustment - warrants	—	333,000	35,000	48,000
Write-down of technology investments	—	(2,500,000)	—	(2,500,000)
(Loss) gain on extinguishment of debt	—	—	(968,000)	750,000

Income before minority interest and provision for income taxes	1,211,000	3,358,000	9,138,000	12,236,000

Minority interest	—	(2,209,000)	—	(4,091,000)

Income before provision for income taxes	1,211,000	1,149,000	9,138,000	8,145,000

Provision for income taxes	(485,000)	(411,000)	(3,636,000)	(2,913,000)

Net Income	$726,000	$738,000	$5,502,000	$5,232,000

Share Data:

Net income per share, basic	$0.09	$0.08	$0.64	$0.57
Basic weighted average shares	7,957,791	9,819,397	8,544,455	9,186,848

Net income per share, diluted	$0.09	$0.07	$0.64	$0.53
Diluted weighted average shares	8,102,428	9,924,407	8,618,371	10,122,116

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,502,000	$5,329,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,254,000	2,562,000
Loss (gain) on extinguishment of debt - non-cash	394,000	(750,000)
Equity in joint venture income	(2,381,000)	(4,053,000)
Minority interest in income of subsidiary	—	4,091,000
Gain on sale of stock of subsidiary	(16,020,000)	(12,899,000)
Non-recurring Japan IPO expense	—	1,100,000
Valuation adjustment - warrants	(35,000)	(48,000)
Amortization of deferred compensation	761,000	540,000
Non-cash write-down of investment	—	1,467,000
Write-down of technology investment	—	2,500,000
Change in assets and liabilities:
Accounts receivable	1,003,000	599,000
Contracts and other assets	120,000	1,016,000
Accounts payable	(581,000)	304,000
Accrued expenses and other liabilities	1,692,000	1,098,000

Net cash (used in) provided by operating activities	(7,291,000)	2,856,000

Cash flows from investing activities:
Purchase of contracts and other assets	(55,000)	—
Collections of notes receivable	9,764,000	8,200,000
Purchases of notes receivable and redemption of joint venture partner in note receivable venture	(18,530,000)	(5,991,000)
Reduction of real estate	—	1,887,000
Purchases of and additions to real estate	—	(186,000)
Distributions from joint ventures	6,149,000	4,976,000
Contributions to joint ventures	(6,147,000)	(13,519,000)
Deconsolidation of subsidiary	—	(13,361,000)
Proceeds from sale of investment in Kennedy-Wilson Japan	29,916,000	10,723,000
Cash - restricted decrease	42,000	483,000

Net cash provided by (used in) investing activities	21,139,000	(6,788,000)

Cash flow from financing activities:
Borrowings under notes payable	15,597,000	4,954,000
Repayment of notes payable	(13,858,000)	(540,000)
Borrowings under lines of credit	9,472,000	31,079,000
Repayment of lines of credit	(14,787,000)	(36,117,000)
Repayment of mortgage loans payable	—	(1,993,000)
Borrowings under senior unsecured notes	5,000,000	144,000
Repayment of senior unsecured notes	(11,667,000)	—
Issuance of common stock	—	628,000
Repurchase of common stock	(8,535,000)	—

Net cash used in financing activities	(18,778,000)	(1,845,000)

Effect of exchange rate changes on cash and cash equivalents	—	285,000
Accumulated other comprehensive loss - foreign currency translation, net of taxes	(35,000)	—

Net decrease in cash and cash equivalents	(4,965,000)	(5,492,000)
Cash and cash equivalents, beginning of period	11,852,000	11,121,000

Cash and cash equivalents, end of period	$6,887,000	$5,629,000

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Cash Flow (continued)

(Unaudited)

Supplemental disclosure of non-cash financing activity:

Stock was repurchased by issuing a note payable in the amount of $2,745,000.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended September 30, 2003 and 2002

(Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The Company’s unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company’s annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2003 and 2002 have been made. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the Company’s 2002 Annual Report on Form 10-K.

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

Leasing commission revenues are accounted for in accordance with the provisions of Staff Accounting Bulletin 101. Accordingly, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such event. In accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records brokerage commission revenues and expenses on a gross basis. Of the criteria listed in EITF 99-19, the Company is the primary obligor in the transaction, does not have inventory risk, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered, discretion in selection of agents and determination of service specifications. Due to these factors, management concluded that gross reporting is appropriate.

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

The Company reviews each of its investments on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below its carrying value and the related undiscounted cash flows are not sufficient to recover the asset’s carrying amount. No impairment losses were recorded by the Company in the three and nine month periods ended September 30, 2003. During the third quarter of 2002, management concluded that the cost basis of two investments was not probable of recovery. Based on the analysis performed by management, the basis of one of the investments was reduced by $2.5 million and the other was reduced by $1.5 million, resulting in cost basis of the associated assets of $1 million and zero, respectively.

GOODWILL - Goodwill is reviewed for impairment annually in the fourth quarter of each year, and more frequently if there is a triggering event, by Company management in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. During the three and nine month periods ended September 30, 2003 and 2002, there were no triggering events identified that would indicate a need of review for impairment.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consists of cash and all highly liquid investments purchased with maturities of three months or less.

RESTRICTED CASH - Restricted cash consists of non-refundable deposits on acquisitions of real estate and marketing funds advanced by clients.

LONG-LIVED ASSETS - Long-lived assets and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred. No impairment loss was recorded in the three or nine month periods ended September 30, 2003, and $2.5 million was recorded in the three and nine month periods ended September 30, 2002.`

NOTES RECEIVABLE - The Company accounts for notes receivable in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Accordingly, loans are measured for impairment based upon the present value of expected future cash flows, discounted at the loans’ effective interest rate or, if readily determinable, the loans’ observable market price or the fair value of the collateral if the loan is collateral dependant.

CAPITALIZED INTEREST - The Company capitalizes interest in accordance with SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method, for qualifying equity investments. Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations. An appropriate interest rate is applied to the Company’s cash investment in the qualifying asset. The interest is credited against interest expense and added to the basis in the investment. Interest is capitalized when the development or entitlement activity commences and is no longer capitalized on developments, or portions thereof, which have begun their planned principal operations. Interest capitalization is ceased if development is halted for any reason.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is approximately $35 million. The guarantees expire through 2005 and the Company’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. In one joint venture partnership, the entire loan of approximately $9 million is collateralized by the property and the Company is obligated to indemnify the lender under certain conditions such as fraud or bankruptcy. The Company also has a leasing guarantee agreement which expires in 2009. The maximum amount that the Company could be responsible for under the guarantee is approximately $2.3 million. During the three and nine month periods ended September 30, 2003, the Company issued no new guarantees to unconsolidated entities.

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than the end of the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in financial statements issued after January 31, 2003. We expect a certain previously unconsolidated special purpose entity to be consolidated under the provisions of this interpretation. The special purpose entity which is expected to be consolidated under the provisions of FIN 46 comprises $1,204,000 of the Company’s investments in joint ventures as of September 30, 2003. This investment is engaged in the development, operation and ultimate disposition of two industrial buildings located in San Antonio, Texas. The Company’s maximum exposure to loss as a result of its involvement is limited to its capital investment and loan guarantee of up to $3.6 million. The total assets and liabilities of this entity are approximately $8.8 million and $8.3 million, respectively.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

STOCK-BASED EMPLOYEE COMPENSATION - Stock-based employee compensation is accounted for using the intrinsic value method allowed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income for options granted under the Company’s stock option plans, as options granted under the plans have exercise prices equal to the market value of the Company’s common shares on the date of grant. Restricted stock grants are valued at the market value of the stock on the date of the grant. This amount is recorded as deferred compensation and is amortized over the vesting period of the grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$726,000	$738,000	$5,502,000	$5,232,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	152,000	163,000	457,000	347,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(178,000)	(232,000)	(532,000)	(553,000)

Net income, pro forma - Basic	700,000	669,000	5,427,000	5,026,000
Income effect of dilutive securities, tax effected	—	—		149,000

Net income, pro forma - Diluted	$700,000	$669,000	$5,427,000	$5,175,000

Net income per share:
Basic, as reported	$0.09	$0.08	$0.64	$0.57
Basic, pro forma	$0.09	$0.07	$0.64	$0.56
Diluted, as reported	$0.09	$0.07	$0.64	$0.53
Diluted, pro forma	$0.09	$0.07	$0.63	$0.51

NOTE 2 - INVESTMENT IN KENNEDY-WILSON JAPAN

During the third quarter of 2003, the Company sold its remaining 4,000 shares of Kennedy-Wilson Japan for approximately $841 per share in accordance with an option agreement entered into during 2002.

For the nine-month period ended September 30, 2003, the Company sold 24,600 shares (as adjusted for a 2-for-1 stock split) of Kennedy-Wilson Japan at per share prices ranging from $841 to $1,420 for total gross cash consideration of approximately $29.9 million.

The Company’s equity in earnings of Kennedy-Wilson Japan were minor. During the nine month period ended September 30, 2003, the Company’s equity in earnings of Kennedy-Wilson Japan was $610,000, and is included in equity income in the accompanying consolidated statements of income. During the three and nine month periods ended September 30,

2002, the Company consolidated its investment in Kennedy-Wilson Japan, and, accordingly there was no equity in earnings from this investment in those periods.

NOTE 3 - NOTES RECEIVABLE

Notes receivable consists primarily of discounted loan portfolios and other related assets acquired from financial institutions, and notes resulting from the sale of assets to third parties or joint ventures. A majority of these notes are collateralized by real estate, personal property or guarantees.

NOTE 4 - INVESTMENTS IN JOINT VENTURES

The Company has a number of partnership and joint venture interests ranging from 2% to 50% that were formed to acquire, manage, develop and/or sell real estate. As of September 30, 2003, the Company also had an investment in one special purpose entity in which it had a 97% ownership interest. Under the provisions of FIN 46, we expect to consolidate this entity, but do not expect it to materially impact our financial position and to have no impact on net income. For the three and nine month periods ended September 30, 2003, the Company’s equity in income of joint ventures was $1,790,000 and $2,381,000, respectively. In the third quarter of 2003, the gain from one joint venture on the sale of a residential investment was approximately $1.1 million and the gain from the sale of five assets was approximately $700,000. For the three and nine month periods ended September 30, 2002, the Company’s equity in income of joint ventures was $1,609,000 and $4,053,000, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of discounted loan portfolios, redemption of a joint venture investment partner, and in connection with a stock repurchase.

NOTE 6 - SENIOR UNSECURED NOTES

During 2003, the Company repaid the remaining $10 million balance of the 12% Senior Notes. The Company recorded a loss on the extinguishment of the debt in the amount of $0 and $514,000 for the three and nine month periods ended September 30, 2003, respectively.

NOTE 7 - CAPITAL STOCK TRANSACTIONS

During the third quarter of 2003, the Company repurchased approximately 468,000 shares of its common stock. The total consideration of the share repurchases was approximately $2.6 million. During the nine month period ended September 30, 2003, the Company repurchased approximately 2,361,000 shares of its common stock for a total consideration of approximately $11.3 million, of which $2,745,000 was financed by a note payable.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Accumulated other comprehensive income consists of foreign currency translation adjustments. During the third quarter of 2003, there was no foreign currency translation adjustment. The tax benefit associated with items included in other comprehensive income for the Company was $22,000 for the three and nine month periods ended September 30, 2003, which results from the $35,000 (net of tax benefit) foreign currency translation adjustment in the first quarter. The following table provides a summary of the comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$726,000	$738,000	$5,502,000	$5,232,000
Foreign currency translation loss, net of taxes	—	—	(35,000)	—

Comprehensive income	$726,000	$738,000	$5,467,000	$5,232,000

NOTE 9 - SEGMENT INFORMATION

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

The Company did not generate material intersegment revenues for the three and nine month periods ended September 30, 2003 and 2002. The Company does not include capital expenditures by segment as part of the decision making process. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single external customer provided the Company with 10% or more of its revenues during any period presented in these financial statements.

The following tables reconcile the Company’s income and expense activity for the three and nine month periods ended September 30, 2003 and balance sheet data as of September 30, 2003.

2003 Reconciliation of Reportable Segment Information

	For the three months ended September 30, 2003
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$3,984,000	$240,000	$7,000	$3,000	$4,234,000
Commissions	1,358,000	518,000	(139,000)	—	1,737,000
Interest and other income	—	—	858,000	22,000	880,000

Total revenue	5,342,000	758,000	726,000	25,000	6,851,000

Operating expenses	4,550,000	383,000	230,000	3,102,000	8,265,000
Equity income	512,000	84,000	1,194,000	—	1,790,000

	1,304,000	459,000	1,690,000	(3,077,000)	376,000
Non-operating income (expense)	—	—	—	835,000	835,000

Income (loss) before provision for income taxes	$1,304,000	$459,000	$1,690,000	$(2,242,000)	$1,211,000

	For the nine months ended September 30, 2003
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$12,365,000	$731,000	$58,000	$36,000	$13,190,000
Commissions	2,651,000	578,000	—	—	3,229,000
Interest and other income	—	—	2,748,000	48,000	2,796,000

Total revenue	15,016,000	1,309,000	2,806,000	84,000	19,215,000

Operating expenses	13,493,000	1,133,000	1,642,000	10,249,000	26,517,000
Equity income	435,000	241,000	1,705,000	—	2,381,000

	1,958,000	417,000	2,869,000	(10,165,000)	(4,921,000)
Non-operating income (expense)	—	—	—	14,059,000	14,059,000

Income (loss) before minority interest and provision for income taxes	$1,958,000	$417,000	$2,869,000	$3,894,000	$9,138,000

Total assets	$13,066,000	$4,395,000	$79,625,000	$20,909,000	$117,995,000

The following tables reconcile the Company’s income and expense activity for the three and nine month periods ended September 30, 2002 and balance sheet data as of September 30, 2002.

2002 Reconciliation of Reportable Segment Information

	For the three months ended September 30, 2002
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$6,596,000	$701,000	$152,000		$7,449,000
Commissions	498,000	4,909,000	—	$82,000	5,489,000
Interest and other income	—	(84,000)	1,174,000	66,000	1,156,000

Total revenue	7,094,000	5,526,000	1,326,000	148,000	14,094,000

Operating expenses	6,024,000	2,508,000	557,000	4,509,000	13,598,000
Equity income	846,000	1,398,000	(690,000)	55,000	1,609,000

	1,916,000	4,416,000	79,000	(4,306,000)	2,105,000
Non-operating income (expense)	—	—	—	1,253,000	1,253,000

Income (loss) before minority interest and provision for income taxes	$1,916,000	$4,416,000	$79,000	$(3,053,000)	$3,358,000

	For the nine months ended September 30, 2002
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$17,815,000	$2,561,000	$327,000		$20,703,000
Commissions	1,270,000	9,503,000	738,000	$246,000	11,757,000
Interest and other income	—	1,600,000	1,577,000	190,000	3,367,000

Total revenue	19,085,000	13,664,000	2,642,000	436,000	35,827,000

Operating expenses	16,881,000	8,153,000	1,908,000	10,014,000	36,956,000
Equity income	1,110,000	2,379,000	509,000	55,000	4,053,000

	3,314,000	7,890,000	1,243,000	(9,523,000)	2,924,000
Non-operating income (expense)	—	—	—	9,312,000	9,312,000

Income (loss) before minority interest and provision for income taxes	$3,314,000	$7,890,000	$1,243,000	$(211,000)	$12,236,000

Total assets	$10,169,000	$3,581,000	$71,356,000	$35,337,000	$120,443,000

NOTE 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic earnings per share:
Net income available to stockholders	$726,000	$738,000	$5,502,000	$5,232,000

Weighted average shares	7,957,791	9,819,397	8,544,455	9,186,848

Net income per share, basic	$0.09	$0.08	$0.64	$0.57

Diluted earnings per share:
Net income	$726,000	$738,000	$5,502,000	$5,232,000
Income effect of dilutive securities, tax effected	—	—	—	149,000

Net income available to stockholders	$726,000	$738,000	$5,502,000	$5,381,000

Weighted average shares	7,957,791	9,819,397	8,544,455	9,186,848
Convertible debentures	—	—	—	737,569
Options	144,637	105,010	73,916	197,699

Total diluted shares	8,102,428	9,924,407	8,618,371	10,122,116

Net income per share, diluted	$0.09	$0.07	$0.64	$0.53

Potentially dilutive securities excluded from the diluted earnings per share calculation because they are anti-dilutive are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Options	472,270	924,949	839,048	981,126
Warrants	727,727	927,023	727,727	927,023
Restricted stock - unvested	1,143,706	1,570,532	1,411,259	1,197,317

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

Although our current real estate investment strategy favors joint venture investments, in the future, we may still acquire and sell commercial real estate on a wholly owned basis. We are no longer involved in single-family residential development and sales but are investing, through joint venture partnerships, in multi-family apartment projects. We also invest on our own account and through joint venture partnerships in discounted loan portfolios secured primarily by real estate.

In 2002, the Company completed two public stock offerings and two private sales of shares of its formerly wholly-owned subsidiary, Kennedy-Wilson Japan. The sale of stock reduced the Company’s ownership in the Japan subsidiary to 37% at December 31, 2002. This change in ownership necessitated a change in the accounting treatment for Kennedy-Wilson Japan from a consolidated entity to an equity investment beginning in the fourth quarter of 2002. Instead of including the various components of Kennedy-Wilson Japan’s revenue and expenses in the individual revenue and expense categories on the income statement, the Company’s share of the net income of the Japan subsidiary is included in equity income. Likewise, on the balance sheet the Company’s investment in Kennedy-Wilson Japan is shown as a single separate line item. Subsequently, during 2003, the Company has sold all of its shares and no longer has an ownership in Kennedy Wilson Japan.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total operating revenue for the three months ended September 30, 2003 was approximately $6.9 million compared to approximately $14.1 million for the three months ended September 30, 2002. The decrease was due primarily to the revenue generated from the Japan subsidiary during the third quarter of 2002 being recorded as property management and commission revenues but, as previously discussed, being accounted for under equity income in 2003. Additionally, in the U.S. there was a significant decrease in leasing commissions during this period. Total operating expenses for the three months ended September 30, 2003 decreased 39.2% to approximately $8.3 million compared to approximately $13.6 million for the same period in 2002. This decrease in expenses was due, in part, to the change in accounting for the Kennedy-Wilson Japan subsidiary from consolidation to the equity method. In addition, there was a non-cash write-down of investments of approximately $1.5 million that occurred during the third quarter of 2002. Net income for the third quarters of 2003 and 2002 was approximately $726,000 and $738,000, respectively.

REVENUE

Property management and leasing operations generated approximately $4.2 million of revenue (including related party fees of $1,033,000), in the third quarter of 2003, representing 61.8% of our total revenue, compared to approximately $7.4 million (including related party fees of $928,000), and 52.9% of total revenue for the same period in 2002. The Japan subsidiary, which was accounted for as an equity investment during 2003 until the final 4,000 shares owned by the Company were sold during the third quarter, contributed approximately $460,000 of property management related fees in the third quarter of 2002. During the third quarter of 2003, property management revenue in the U.S., which includes property management and leasing revenue, asset management, construction management, and engineering services, declined compared to the third quarter of 2002 primarily as a result of a decline in leasing commissions during this period.

Brokerage commission revenue for the third quarter of 2003 was approximately $1.7 million (including related party fees of $560,000), representing 25.4% of total revenue compared to approximately $5.5 million (including related party fees of $620,000) and 38.9% of total revenue for the third quarter of 2002. The Japan subsidiary, which was accounted for as an equity investment during 2003 until the final 4,000 shares owned by the Company were sold during the third quarter, contributed approximately $4.4 million of brokerage commissions in the third quarter of 2002.

Interest and other income totaled approximately $880,000 for the three months ended September 30, 2003, compared to approximately $1.2 million for the same period in 2002. Interest income generated from notes in the U.S. increased by 152.1% in the third quarter of 2003 compared to the same period in 2002 due to the addition of six new loan pools purchased during 2003, three of which were acquired during the third quarter. The Japan subsidiary contributed $807,000 of the interest and other income during the third quarter of 2002.

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

Commissions and marketing expenses were approximately $1.0 million for the three months ended September 30, 2003, compared to approximately $1.9 million for the same period in 2002. The decline relates to the decline in leasing commission revenue discussed above.

There was no expense associated with the cost of real estate sold during the third quarter of 2003, compared to $35,000 associated with the Japan subsidiary during the third quarter of 2002.

Compensation and related expenses were approximately $4.3 million for the third quarter of 2003, a decrease of 34% when compared to approximately $6.5 million for the third quarter of 2002. The Company’s continued cost reduction measures over the past twelve months has resulted in a decline of approximately $900,000 in compensation related expense in the U.S. during the period. Additionally, approximately $1.3 million of the decrease relates to the effect of the deconsolidation of our Japan subsidiary.

General and administrative expenses were approximately $2.2 million for the third quarter of 2003, a 23.3% decrease when compared to approximately $2.9 million in the same period in 2002. The Japan subsidiary contributed approximately $717,000 of expense during the third quarter of 2002, which was approximately 24.7% of the total general and administrative expense for the period.

Depreciation and amortization expense declined 13.4% to $774,000 for the three months ended September 30, 2003, as compared to $894,000 for the same period in 2002. There was approximately $100,000 of depreciation on capitalized expense during this period in 2002 that has been fully amortized by the third quarter of 2003. Additionally, the Japan subsidiary accounted for approximately $38,000 of the depreciation and amortization expense during the third quarter of 2002.

There was no non-cash write-down of investments during the third quarter of 2003 compared to approximately $1.5 million for the third quarter of 2002. During the third quarter of 2002, management concluded that the cost basis of a real estate investment was not probable of recovery. Based on the analysis performed by management, the basis of the real estate investment was reduced by approximately $1.5 million.

Equity income increased 11.2% to approximately $1.8 million for the third quarter of 2003, compared to approximately $1.6 million realized in the third quarter of 2002. Equity income in the U.S increased by 51.6% during the third quarter of 2003, as compared to the same period in 2002, because of gains realized on the sale of six investment assets.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $1.1 million for the third quarter of 2003, compared to approximately $4.1 million realized during the same period of 2002.

Interest expense was $252,000 for the three months ended September 30, 2003, compared to $657,000 during the same period in 2002. The decrease is due to an overall reduction in debt and a reduction of interest rates. Interest expense is net of interest capitalized of $544,000 and $562,000, during the three month period ended September 30, 2003 and 2002, respectively. Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations.

Valuation adjustment - The change in the fair value of warrants associated with the senior unsecured notes was $333,000 for the third quarter of 2002. The Senior Debt was fully repaid by the third quarter of 2003.

There was no write-down of technology investment during the third quarter of 2003 compared to a $2.5 million write-down for the same period in 2002. During the third quarter of 2002, management concluded that the cost basis of an e-commerce investment was not probable of recovery. Based on the analysis performed by management, the basis of the e-commerce investment was reduced by $2.5 million, resulting in cost basis of the associated asset of $1 million.

The provision for income taxes is $485,000 for the third quarter of 2003, compared to approximately $411,000 for the same period in 2002. The higher provision in 2003 results from a higher tax rate.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenue for the nine months ended September 30, 2003 was approximately $19.2 million, as compared to $35.8 million during the same period in 2002. The decrease related primarily to a decrease in property management and commission revenue, due in part, to the deconsolidation of our Japan subsidiary which accounted for approximately $10.0 million of property management and commission revenue during the nine months ending September 30, 2002. Earnings before minority interest and taxes for the nine months ended September 30, 2003 were approximately $9.1 million, compared to approximately $12.2 million for the same period in 2002. Net income for the nine months ended September 30, 2003 was approximately $5.5 million, compared to approximately $5.2 million for the same period in 2002.

REVENUE

Property management and leasing operations generated approximately $13.2 million of revenue (including approximately $2.8 million of related party fees) during the first nine months of 2003, representing 68.6% of our total revenue as compared to approximately $20.7 million (including approximately $2.7 million in related party fees) for the same period in 2002. The deconsolidation of the Japan subsidiary, which contributed approximately $1.8 million of property management revenue during the first nine months of 2002, had a significant effect on the decline in revenue during the first nine months of 2003. Additionally, a decrease in leasing revenue also contributed to the revenue decline.

Brokerage commission revenue for the first nine months of 2003 was approximately $3.2 million (including approximately $1.4 million of related party fees) representing 16.8% of total revenue, compared to brokerage commission revenue for the same period of 2002 of approximately $11.8 million (including approximately $1.8 million of related party fees). The decrease was substantially due to the deconsolidation of our Japan subsidiary, which contributed approximately $8.2 million of commission revenue during the first nine months of 2002. Brokerage commissions in the U.S declined approximately 9.2% due to a decrease in the number and size of sales transactions. Brokerage commissions are reported net of outside broker’s commission expense but not commissions paid to employees which are recorded as marketing and commission expense.

Interest and other income for the first nine months of 2003 totaled approximately $2.8 million, compared to approximately $3.4 million, of which approximately $2.2 million related to the Japan subsidiary, for the same period in 2002. Interest income generated from notes in the U.S. increased by approximately 146.3% for the first nine months of 2003 over the same period in 2002 due to the addition of six new loan pools purchased during 2003 and the buy-out of a joint venture investment which owned note pool assets.

OPERATING EXPENSES

Operating expenses for the first nine months of 2003 were approximately $26.5 million, representing a 28.2% decrease from approximately $37 million for the same period in 2002. The decrease was due to exclusion of costs related to the deconsolidation of our Japan subsidiary and the continued implementation of cost reduction initiatives by the Company.

Commissions and marketing expenses were approximately $2.8 million for the nine months ended September 30, 2003 compared to approximately $4.4 million during the same period in 2002. The reduction in commission expense correlates with the reduction in leasing and brokerage commission revenue.

There was no cost of residential real estate sold for the nine months ended September 30, 2003, compared to $220,000 for the same period in 2002. The expense in 2002 related to sales in Japan.

Compensation and related expenses were approximately $13.7 million for the first nine months of 2003 representing a 27.7% decrease from approximately $19 million for the same period of 2002. Compensation expense relating to the Japan subsidiary totaled approximately $3.2 million for the first nine months of 2002. Additionally, compensation in the U.S. decreased by approximately 13% due to staff reductions and the Company’s continued cost reduction measures.

General and administrative expenses were approximately $7.8 million for the first nine months of 2003, compared to approximately $8.3 million for the same period in 2002. The U.S operations experienced an increase in the period due to non-recurring legal expense for the settlement of disputes relating to a development project and an employment contract.

Depreciation and amortization expense was approximately $2.3 million for the nine months ended September 30, 2003 compared to approximately $2.6 million during the same period of 2002. Most of the change relates to the deconsolidation of the Japan subsidiary.

The non-cash Japan IPO expense of $1.1 million occurred during the first nine months of 2002 and is directly related to the gain on the sale of stock. There was no such expense during the first nine months of 2003.

Equity income totaled $2.4 million for the first nine months of 2003 compared to approximately $4.1 million realized in the same period of 2002. For the first nine months of 2002, equity income included approximately $1.4 million related to investments by our Japan subsidiary, and approximately $725,000 related to a joint venture investment in note assets which is now wholly owned by the Company and is recorded as interest income in 2003.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $16.0 million for the nine months ended June 30, 2003, compared to approximately $12.9 million earned in the same period of 2002. The gain in 2003 resulted from the sale of 24,600 shares owned in our Japan subsidiary, as compared to the sale of 5,000 shares (adjusted for a 2-for-1 stock split) as part of the successful initial public offering and 4,000 shares (stock split adjusted) as part of a secondary offering of that subsidiary’s shares in Japan during the first nine months of 2002.

Interest expense was $1.0 million for the first nine months of 2003, compared to approximately $1.9 million during the same period in 2002, representing a 45.5% decrease. The decline is due, in part, to the reduced average interest rates on variable rate loans and a substantial repayment of debt, including the repayment of the 12% senior unsecured notes. Interest expense is reported net of capitalized interest of approximately $1.8 million for 2003 and approximately $1.7 million for 2002. Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations.

Valuation adjustment - The change in the fair value of warrants was $35,000 for the first nine months of 2003, compared to $48,000 for the same period in 2002. These warrants were associated with the senior unsecured notes that have been fully repaid.

There was no write-down of technology investments during the first nine months of 2003, compared to $2.5 million for the first nine months of 2002. During the third quarter of 2002, management concluded that the cost basis of an e-commerce investment was not probable of recovery. Based on the analysis performed by management, the basis of the e-commerce investment was reduced by $2.5 million, resulting in cost basis of the associated asset of $1 million.

The loss on extinguishment of debt was $968,000 for the first nine months of 2003, compared to a gain of $750,000 realized during the first nine months of 2002. The loss in 2003 was related to prepayment penalties and the write-off of unamortized capitalized loan fees associated with the early retirement of the balance of the 12% senior notes payable. The gain in 2002 related to the conversion of the convertible subordinated debentures in the amount of $3,977,000 and the issuance of subordinated debentures in the amount of $2,773,000 to retire the $7,500,000 of convertible subordinated debt.

The provision for income taxes was approximately $3.6 million for the first nine months of 2003, compared to approximately $2.9 million for the same period of 2002 due to the increase in net income before taxes and a higher tax rate.

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

Cash used in operating activities during the nine months ended September 30, 2003 was approximately $7.3 million, compared to approximately $2.9 million in cash provided by operating activities for the same period in 2002. Although net income for the first nine months of 2003 was approximately $5.5 million, net cash generated from operations excludes gains on the sale of the shares Kennedy-Wilson Japan of approximately $16 million, which is included as an investing activity. In the same period of 2002, the Company had net income of approximately $5.3 million, net cash generated from operations also excludes the approximate $12.9 million gain on the sale of shares in Kennedy-Wilson Japan.

Cash provided by investing activities during the nine months ended September 30, 2003 was approximately $21.1 million, compared to approximately $6.8 million in cash used in investing activities during the same period in 2002. In 2003, approximately $39.7 million in proceeds was received from the sale of shares in Kennedy-Wilson Japan and collections of notes receivable, offset by the acquisition of note pools and the redemption of a joint venture partner in a note receivable venture.

Cash used in financing activities was approximately $18.8 million for the first nine months of 2003, compared to approximately $1.8 million in cash used in financing activities for the same period of 2002. In 2003, the proceeds from the sale of shares in Kennedy-Wilson Japan described above were used to repay debt and repurchase shares of the Company’s common stock.

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
Date: November 11, 2003

/s/ Freeman A. Lyle
Freeman A. Lyle
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)