Form 10-K
period 2003-12-31
KENNEDY WILSON INC
filed 2004-03-31
CIK 885720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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

COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in the Securities and Exchange Act Rule 12b-2.    Yes  ☒    No  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon closing sales price of the Common Stock on the NASDAQ Stock Market on June 30, 2003 was approximately $30 million. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2004 was 7,213,327.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s proxy statement for its 2003 Annual Meeting of Stockholders, to be held at a future date, are incorporated by reference into Part III of this report.

KENNEDY-WILSON, INC.

ITEM 1. BUSINESS

OVERVIEW

We are an integrated, national real estate services and investment Company. Founded in 1977, we were later incorporated in Delaware and became a public Company in 1992. We deliver a complementary array of real estate services. Headquartered in Beverly Hills, we have approximately 535 employees in offices in the U.S. We initially gained recognition through our real estate auction services. Over time, we diversified our business so that we now provide:

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

Our previously wholly-owned, consolidated subsidiary, Kennedy-Wilson Japan (“KWJ”), has had a presence in Japan for ten years through which we developed significant relationships with Japanese companies and financial institutions. In 2002, the Company completed an initial public offering, a secondary public offering and a private sale of the shares of KWJ. The public offerings and private sale generated gross cash consideration of approximately $35 million. During 2003, the Company completed the sale of its remaining shares of KWJ for total gross cash consideration of approximately $30.3 million. As a result of the public offerings and the sales of shares, the Company recorded net gains of approximately $16.4 million and $12.9 million for the years ended December 31, 2003 and 2002, respectively.

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

KWI Fund I is a fund with approximately $145 million in assets (at estimated fair market value) comprised of $64 million in equity, which is 5% owned by the Company, and capitalized with limited partners’ capital and $79 million in debt. Through the end of 2003, KWI Fund I owns 10 office properties totaling approximately 1,070,000 square feet. The properties are located in Los Angeles, Orange County, Houston, Austin and Atlanta.

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

PROPERTY MANAGEMENT AND LEASING

We are a nationwide commercial and residential property management and leasing Company. We provide a full range of services relating to property management, including:

•	Commercial and residential building management;

•	Leasing;

•	Asset management;

•	Construction management;

•	Engineering services; and

•	Technical services.

We have managers in six regional offices—Beverly Hills, New York, Austin, San Francisco, Seattle, and Chicago—supervising approximately 500 employees who assist in managing more than 300 office and industrial buildings, and multi-unit residential complexes in 18 different states. We have approximately 40 million gross square feet of real estate under management.

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

REAL ESTATE BROKERAGE

Through our offices in Beverly Hills and New York, we provide specialized brokerage services for both commercial and residential real estate. We market and sell on behalf of our clients and ourselves:

•	Office and retail buildings;

•	Multi- and single-family residences;

•	Industrial sites;

•	Hotels and resorts;

•	Improved residential lots; and

•	Undeveloped land.

We specialize in marketing institutional properties through privately negotiated and sealed bid sales. We develop and implement cost-effective marketing campaigns ranging from local to nationwide in scope. Each marketing campaign is tailored to the client’s objectives and the property’s characteristics, including time parameters, sensitivity to publicity, and cash flow needs. We also investigate and analyze, among other things, the physical condition of the property, its cash flow and tenant characteristics, market rents and market dynamics within submarkets, and comparable transactions.

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

REAL ESTATE INVESTMENTS

We invest in commercial and residential real estate primarily through joint ventures with institutional joint venture partners, who typically contribute the majority of the capital. The investment platforms typically target specific property types. We have joint venture funds for multiple investments with certain institutional partners. These funds enable us to leverage our capital and diversify the risks associated with owning properties. In addition, we earn fees for services provided to the joint venture, including due diligence, acquisition, construction management, asset management, leasing, property management, and disposition services. Profits from fees earned by the Company from entities in which the Company retains an ownership interest are deferred to the extent of the Company’s ownership percentage in amounts capitalized by the joint venture.

We purchase properties that are subperforming in a manner which we believe can be rectified with our expertise or financial resources. For example, a developer of a residential real estate project may find it difficult or impossible to finish a project because it has insufficient cash. In such a situation, we can purchase the project at a discounted price then apply our marketing expertise and draw on our financial resources to finish the project and sell it as a whole or to individual buyers for a profit. With regard to commercial properties, we acquire subperforming buildings, make the improvements necessary to attract tenants, lease to new tenants and then sell the buildings.

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

Through 1999 our note portfolio acquisitions consisted primarily of pools of assets that contained bankruptcy claims, judgments, credit guarantees, and other residual claims arising from defaulted credit transactions. These assets were typically purchased from financial institutions. Our strategy to collect the asset balances consists of negotiating a cash payoff, restructuring the asset to a performing note, or foreclosing and selling any related collateral. Our last acquisition of these types of assets was in 1999. Most of these notes have been settled, with the majority being paid off in less than two years.

KENNEDY-WILSON JAPAN

The Company had a presence in Japan for over ten years through its formerly wholly-owned subsidiary, Kennedy-Wilson Japan (“KWJ”). The operations in Japan included investment in real estate, the acquisition of pools of discounted Japanese notes and asset management and brokerages services. The notes were typically secured by real estate and personal property. The investment strategy was to acquire the notes on a privately negotiated basis from Japanese financial institutions. KWJ’s investments were typically acquired in joint venture funds with institutional investors who contributed the majority of the capital. Subsequent to the secondary public stock offering of KWJ in September 2002, KWJ became an unconsolidated subsidiary in the Company’s financial statements and was accounted for as an equity method investment. The Company sold its remaining shares of KWJ in 2003.

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

EMPLOYEES

We have approximately 535 employees. Our compensation policies are designed to attract, retain and motivate employees that are an integral part of our profitability. Our employees typically receive a base salary and performance based incentives including bonuses based primarily on the cash flow of their operational units. As a result, employees are encouraged to meet individual goals as well as to contribute their expertise and efforts on behalf of their group. In addition to promoting the generation of revenues, our compensation structure also encourages our employees to control costs.

AVAILABLE INFORMATION

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 that require the Company to file, most often electronically, reports, proxy and information statements, and other information with the Securities and Exchange Commission (SEC). The public may read and copy the Company’s filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 2. PROPERTIES

Our executive and administrative offices are leased and located at 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California. We also lease space for our regional and branch offices and sublease space to third parties. These facilities, including our Beverly Hills headquarters, comprise a total of approximately 100,000 square feet of leased space, with an annual aggregate base rental of approximately $2 million. Each of these leases is scheduled to expire within the next seven years. We believe that we will be able to renew any expiring lease or obtain suitable office space to replace such leased facility, as necessary, without any material increase in our rental costs.

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

There were no matters submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Company’s Common Stock trades on The NASDAQ National Market under the symbol “KWIC”. The following table sets forth the high and low closing prices of our Common Stock as reported on The Nasdaq National Market.

	2003		2002
	High	Low	High	Low
First Quarter	$3.99	$3.20	$6.00	$4.21
Second Quarter	5.28	3.26	6.20	5.10
Third Quarter	6.30	4.90	5.38	4.03
Fourth Quarter	6.40	5.76	4.49	3.27

As of March 1, 2004, there were approximately 1,200 holders of our Common Stock.

EQUITY COMPENSATION PLAN TABLE

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	750,074	$5.36	163,100
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	750,074	$5.36	163,100

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2003. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2003	2002	2001	Restated* 2000	Restated* 1999
	(in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Total revenue	$27,094	$44,662	$60,508	$91,535	$88,191
Total operating expenses	34,753	48,643	59,263	85,360	71,677
Equity in joint venture income	1,976	8,051	5,415	6,236	2,049
Equity in income of Kennedy-Wilson Japan	610	907	—	—	—
Income (loss) from operations	(5,073)	4,977	6,660	12,411	18,563
Gain on sale of stock of subsidiary	16,369	12,899	—	—	—
Provision for income taxes	(3,364)	(3,198)	(1,279)	(3,792)	(2,318)
Non-operating items and minority interest	(2,355)	(8,936)	(2,951)	(3,528)	(11,441)
Income from continuing operations	5,577	5,742	2,430	5,091	4,804
Income (loss) from discontinued operations	(195)	423	110	—	—
Net income	5,382	6,165	2,540	5,091	4,804
Basic earnings per share:
Income from continuing operations	$0.66	$0.61	$0.28	$0.56	$0.58
Income (loss) from discontinued operations	$(0.02)	$0.05	$0.01	—	—

Net income	$0.64	$0.66	$0.29	$0.56	$0.58

Basic weighted average shares	8,414	9,338	8,701	9,018	8,219
Diluted earnings per share:
Income from continuing operations	$0.65	$0.60	$0.28	$0.50	$0.48
Income (loss) from discontinued operations	$(0.02)	$0.04	$0.01	—	—

Net income	$0.63	$0.64	$0.29	$0.50	$0.48

Diluted weighted average shares	8,609	9,584	8,888	10,128	10,015

	Year ended December 31,
	2003	2002	2001	Restated* 2000	Restated* 1999
	(in thousands)
BALANCE SHEET DATA:
Total assets	$133,263	$129,075	$128,856	$131,459	$133,493
Total debt	65,075	57,586	63,708	63,626	64,647
Total liabilities	77,047	67,555	78,474	83,982	88,959
Total stockholders’ equity	56,216	61,520	50,382	47,477	44,534

*	The financial data for 2000 and 1999 give effect to the restatement discussed in Note 24 to the Consolidated Financial Statements.

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

In 2002, the Company completed two public stock offerings and two private sales of shares of its formerly wholly-owned subsidiary, Kennedy-Wilson Japan (“KWJ”). The sale of stock reduced the Company’s ownership in the Japan subsidiary to 37%. This change in ownership necessitated a change in the accounting treatment for KWJ from a consolidated entity to an equity investment beginning in the fourth quarter of 2002. Instead of including the various components of KWJ’s revenue and expenses in the individual revenue and expense categories on the income statement, the Company’s 37% of the net income of the Japan subsidiary is shown as a single separate line item. Likewise, on the balance sheet the Company’s investment in KWJ is shown as a single separate line item.

Our current real estate investment strategy favors joint venture investments; however, we occasionally continue to acquire and sell residential and commercial real estate on a wholly owned basis. We are no longer involved in single-family residential development and sales but are investing, through joint venture partnerships, in multi-family apartment projects. We also invest in discounted loan portfolios secured primarily by real estate on our own account and through joint venture partnerships. The discounted asset portfolios acquired prior to 2001 consisted primarily of claims, judgements and guarantees.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

Our revenues in 2003 and 2002 were $27.1 million and $44.7 million, respectively. Total operating expenses in 2003 and 2002 were $34.8 million and $48.6 million, respectively. Operating income includes combined equity in income of joint ventures and Kennedy-Wilson Japan of $2.6 million and $9.0 million, respectively. Our net income for the same periods was $5.4 million and $6.2 million, respectively.

REVENUE

In 2003 property management and leasing generated revenue of $18.2 million (including related party fees of $3.7 million), representing 67% of our total revenue, compared to approximately $25.8 million (including approximately $4.1 million in related party fees) and 58% of total revenue in 2002. Excluding Kennedy-Wilson Japan’s property management revenue of approximately

$1.8 million in 2002 (prior to the deconsolidation noted above), total property management revenue in the U.S. declined 24%. Property management and leasing revenue includes asset management, construction management, leasing services, engineering and other services to property operators. Property management fees declined approximately 8% due in part to the sale of some of the buildings managed by the Company where property management services were taken “in-house” by the new owners. The Company has obtained new property management assignments, but often at lower rates because of the competitive market. In some cases the new property management assignments have not included leasing assignments. The impact of the past several years’ economic decline has led to a decline in occupancy and rental rates, while the recovery has not yet resulted in significant leasing improvements. Additionally, the terms of new leases and renewals are often at lower rates and for shorter terms than current leases. All of these factors have resulted in a 35% reduction in leasing commissions, construction development fees and engineering services. The Company is aggressively pursuing third party property management and leasing assignments as well as investment opportunities, which should increase revenue in all of the property related services.

Brokerage commission revenues in 2003 decreased 67% to $4.9 million (including approximately $1.5 million in related party fees), representing 18% of total revenues compared to brokerage commission revenues in 2002 of $14.8 million (including related party fees of approximately $9.0 million). Brokerage commissions earned by KWJ accounted for approximately $8.2 million or 55% of the total commission revenue in 2002. Excluding KWJ, brokerage commissions declined by 26% due to a decrease in the number of sales transactions. In connection with our brokerage activities we provide property valuations, development and implementation of marketing plans, sealed bid auctions and open bid auctions.

Interest and other income totaled approximately $4.0 million or 15% of total revenues in 2003, compared to approximately $4.1 million in 2002. Interest and other income includes accretion of discounts on acquired loan portfolios, interest on corporate notes receivable that are held as a result of investment sales, interest on cash investments and other miscellaneous sources of revenue. The accretion of discounts on loan portfolios are accounted for under the interest method, which provides that the accretable discount be recorded as interest income over the life of the loans. The portion of interest and other income from loan portfolios and other sources earned in Japan during 2002 was approximately $2.1 million which, when deducted from the 2002 revenue shows an increase of 98% in the revenue earned in the U.S. in 2003. During 2003, the Company purchased five loan portfolios secured by real property and business assets for approximately $26.7 million.

OPERATING EXPENSES

Operating expenses in 2003 were approximately $34.8 million, representing a decrease of 29% from $48.6 million in 2002. The company has experienced a decrease in all categories of operating expenses during 2003 realizing the results of an aggressive, company-wide expense reduction program that has been in place over the past several years.

Commissions and marketing expenses decreased to $3.8 million in 2003 from $5.5 million in 2002. The reduction in commission expense corresponds with a reduction in leasing and brokerage commission revenue earned by the Company. Typically, the Company pays out approximately 40% to 60% of the gross commission to brokers and employees.

Cost of residential real estate sold was $220,000 in 2002, which related to the sale of real estate by KWJ. As previously discussed, the Company has exited the residential real estate development business resulting in no cost of real estate expense for 2003.

Compensation and related expenses were approximately $18.1 million in 2003, down 30% from $26 million in 2002. The decrease was primarily a result of cost reduction initiatives, bonus reductions and the impact of not consolidating KWJ which accounted for approximately $3.2 million of compensation expense in 2002.

General and administrative expenses were $9.9 million in 2003 representing a 7% decrease from 2002 expenses of $10.7 million. General and administrative expenses in the U.S. increased by 9%, for the most part, relating to the write-off of notes receivable in 2003 in the amount of $850,000 compared to $146,000 in 2002.

Depreciation and amortization expense decreased to $3 million in 2003, a 17% decrease from $3.7 million in 2002. The expense in 2003 was reduced by approximately $633,000 of costs that were amortized during 2002 associated with KWJ.

There were no non-cash write-down of investments during 2003 as compared to approximately $1.5 million for 2002. During 2002, management concluded that the cost basis of a real estate investment was not probable of recovery. Based on the analysis performed by management, the basis of the real estate investment was reduced by approximately $1.5 million, resulting in a cost basis of the associated asset of zero.

There was no non-recurring, non-cash Japan IPO expense in 2003 as compared to the 2002 expense of $1.1 million relating to the discounted stock issued to employees of KWJ. This expense was associated with the gain on sale of stock of subsidiary of $12.9 million classified in non-operating income in 2002.

Equity in joint venture income totaled approximately $2.0 million in 2003, a decrease of 75% compared to $8.1 million realized in 2002. The revenue from joint venture investments includes income from the operation and sale of numerous real estate investments in the U.S. which are owned primarily in joint venture funds with institutional investor partners. During 2003, five residential investments and three commercial investments were sold to third parties and the Company recorded equity in income of approximately $2.1 million related to the sales. Accordingly, no income was deferred in 2003. During 2002, five commercial buildings, and two apartment projects were sold to either third parties or joint ventures in which the Company retained an ownership interest. The Company recorded equity in income of approximately $5.3 million from these sales after deferral of income in the amount of $339,000 related to the Company’s percentage ownership in the acquiring joint venture investment entity. Our current investment portfolio and our plans for future investments focus on commercial buildings and on multiple family residences. Under the Company’s investment strategy, we typically contribute a fully funded initial capital contribution and/or property previously owned by the Company.

Equity in income of KWJ was $610,000 for 2003 compared $907,000 in 2002. The reduced revenue in 2003 correlates with the reduced ownership in KWJ combined with a reduced period of ownership participation. As of September 30, 2003, the Company had sold all of its ownership interest in KWJ.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $16.4 million for 2003 compared to $12.9 million in 2002. The gain in 2003 resulted from the sale of all of the Company’s remaining 24,600 shares owned in KWJ. During 2002, the Company sold 9,000 shares as part of the initial public offering and secondary offering of KWJ’s stock in Japan.

Interest expense was $1.4 million in 2003 a decrease of 45% compared to approximately $2.6 million in 2002 due, in part, to the reduced average interest rates on variable rate loans and a substantial repayment of debt, including the repayment of the 12% senior unsecured notes. Interest expense includes the amortization of loan fees and related loan costs in the amount of $456,000 and $484,000 for the years 2003 and 2002, respectively. Additionally, in both 2003 and 2002, interest expense was reduced by approximately $2.3 million of interest capitalized on several qualifying real estate investments. These investments were undergoing construction or entitlement activities in preparation for their planned principal operations.

The valuation adjustment for the change in the fair value of warrants issued in connection with the issuance of $15 million of 12% senior unsecured notes resulted in a benefit of $35,000 for 2003 compared to $209,000 for 2002. The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation.

There was no write-down of technology investments in 2003 compared with a $3.2 million write-down in 2002. In 2002, management concluded that the cost basis of two e-commerce investments were not probable of recovery. Based on the analysis performed by management, the basis of the e-commerce investments was reduced by $3.2 million resulting in the cost basis of one of the associated assets being written down to $1 million and the cost basis of the other associated asset being written down to zero. Because the Company is not in the business of investing in internet start-up companies, the write-down of the technology investments is classified as non-operating, as will any income or loss in future periods.

During 2003, there was a loss on extinguishment of debt of $968,000, as compared to a gain on extinguishment of debt of $750,000 in 2002. The loss in 2003 related to prepayment penalties and the write-off of unamortized, capitalized loan fees associated with the early retirement of the balance of the 12% senior notes payable. The gain in 2002 related to the conversion of the convertible subordinated debentures in the amount of $3,977,000 and the issuance of subordinated debentures in the amount of $2,773,000 to retire the $7,500,000 of convertible subordinated debt. Under recently adopted accounting pronouncements (SFAS 145), such gain is not considered an extraordinary item.

The provision for income taxes was approximately $3.4 million for 2003 compared to $3.2 million in 2002 as a result of the change in income before provision for income taxes. The effective tax rate for 2003 was 37.6% compared to 35.8% in 2002.

Loss from discontinued operations for 2003 was $195,000, net of tax benefit, compared to income from discontinued operations for 2002 of $423,000, net of tax expense. The discontinued operations include the results of those properties for which management has implemented a plan of disposal that is likely to result in the sale of the properties within one year.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Our revenues in 2002 and 2001 were $44.7 million and $60.5 million respectively. Total operating expenses in 2002 and 2001 were $48.6 million and $59.3 million, respectively. Our net income for the same periods was $6.2 million and $2.5 million, respectively.

REVENUE

In 2002 property management and leasing generated revenue of $25.8 million (including related party fees of $4.1 million), representing 58% of our total revenue, compared to approximately $33.4 million (including approximately $5.4 million in related party fees) and 55% of total revenue in 2001. Property management and leasing revenue includes asset management, construction management, leasing services, engineering and other services to property operators. Because KWJ is accounted for as an equity investment, their property management revenue is not included in this category after the secondary sale of our investment in the stock of KWJ in September 2002. Property management revenue in the U.S. declined due, in part, to the decrease in the total square footage of properties under management. Lower interest rates and favorable loan terms, resulted in an increased number of building sale transactions including some of the buildings managed by the Company. Similarly, the overall downturn of the economy has led to lower occupancy rates in many markets of the country and has negatively impacted leasing revenue and the other services offered by the Company.

Brokerage commission revenues in 2002 increased 15% to $14.8 million (including approximately $9.0 million in related party fees), representing 33% of total revenues compared to brokerage commission revenues in 2001 of $12.8 million (including related party fees of approximately $4.5 million). Brokerage commissions earned by KWJ prior to the deconsolidation increased 23%, in part, due to an increased number and size of transactions resulting from Japanese financial institutions being motivated to liquidate assets. Because KWJ is accounted for as an equity investment, commissions earned in Japan are not included in this category after September 2002. Brokerage commissions in the U.S. decreased 8% due to the decrease in the number and size of sales transactions. In connection with our brokerage activities we provide property valuations, development and implementation of marketing plans, sealed bid auctions and open bid auctions.

There were no sales of residential real estate in 2002 compared to approximately $11 million in 2001. During 2002, the Company sold two small pieces of land resulting in a loss of approximately $200,000, which was offset by a gain of approximately $200,000 from KWJ. The Company has chosen to exit the development and sales of single family residential real estate projects as a business component in favor of investing, with joint venture partners, in multi-family apartment projects in selected areas of the country. The sales of residential real estate completed during 2001 included 44 homes in a 109-home development in the Palm Springs area.

Interest and other income totaled approximately $4.1 million or 9% of total revenues compared to approximately $3.3 million in 2001. Interest and other income includes accretion of discounts on acquired loan portfolios, interest on corporate notes receivable that are held as a result of investment sales, interest on cash investments and other miscellaneous sources of revenue. The accretion of discounts on loan portfolios are accounted for under the interest method, which provides that the accretable discount be recorded as interest income over the life of the loans. In 2002 and 2001, $3.4 million and $1.4 million, respectively, was recorded as interest income earned from loan portfolios accounted for under the interest method previously discussed. The portion of interest and other income from loan portfolios and other sources earned in Japan during 2002 and 2001 was $2.1 million and $983,000 respectively. Interest earned on a large note relating to the sale of land in Hawaii earned $353,000 of interest in 2002 and $407,000 in 2001. During 2002, the land collateralizing this note was foreclosed upon and sold to a new joint venture investment entity in which the Company maintains a 50% ownership interest. No gain was recognized on this transaction.

OPERATING EXPENSES

As discussed above, KWJ was consolidated through September 2002. Subsequent to September 2002, the investment is accounted for on the equity method. Therefore, operating expenses for 2002 include nine months of consolidated activity for KWJ compared to a full year of activity included in 2001.

Operating expenses in 2002 were approximately $48.6 million, representing a decrease of 18% from $59.3 million in 2001. Most of the decrease represents the approximately $11.1 million cost associated with the sales of residential real estate in 2001 compared to $220,000 in 2002. As discussed above, the Company has exited the single-family residential real estate development business.

Commissions and marketing expenses decreased to $5.5 million in 2002 from $6.9 million in 2001. The expense represents 37% of the commission revenue in 2002 down from 54% of the commission revenue in 2001. The reduction in the percentage of commission expense to commission revenue represents a reduction in brokerage commissions earned by the property management division of the Company which typically pays out approximately 40% to 60% of the gross commission to brokers and employees as commission expense.

Cost of residential real estate sold was $220,000 in 2002, compared to $11.1 million in 2001. The expense in 2002 relates to the sale of real estate by KWJ. The expense in 2001 related to the sales of 44 homes in a 109-home development in the Palm Springs area. As previously discussed, the Company has exited the residential real estate development business.

Compensation and related expenses were approximately $26.0 million in 2002, down 1% from $26.3 million in 2001. The decrease was primarily a result of cost reduction initiatives, staff reductions and the impact of not consolidating KWJ during the fourth quarter of 2002 versus a full year in 2001. The total number of employees, excluding KWJ was approximately 530 at December 31, 2002 compared to 593 at December 31, 2001.

General and administrative expenses were $10.7 million in 2002 representing a 4% decrease from 2001 expenses of $11.2 million. General and administrative expenses in the U.S. increased by 2%, offset by a decrease from KWJ of 27% through September 2002. Included in general and administrative expense in 2002 is the write-off of notes receivable in the amount of $146,000 compared to $136,000 in 2001.

Depreciation and amortization expense decreased to $3.6 million in 2002, a 4% decrease from $3.8 million in 2001. In the U.S., the reduction results from the elimination of goodwill amortization in accordance with SFAS 142, offset by depreciation of capitalized costs relating to the consolidation of our technology-based real estate auction brokerage and related services business that was previously reported under the equity method of accounting. Depreciation and amortization for KWJ through September 2002 increased due to depreciation related to several properties acquired during 2002 for their own account.

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

Non-recurring, non-cash Japan IPO expense of $1.1 million relates to the discounted stock issued to employees of KWJ and is associated with the gain on sale of stock of subsidiary of $12.9 million classified in non-operating income.

Equity in joint venture income totaled approximately $8.1 million in 2002, compared to $5.4 million realized in 2001. The revenue from joint venture investments includes income from the operation and sale of numerous real estate investments in the U.S. which are owned primarily in joint venture funds with institutional investor partners. Additionally, as previously discussed, income earned on note pool assets owned in joint venture partnerships is also included in this operating income category. During 2002, five commercial buildings, and two apartment projects were sold to either third parties or joint ventures in which the Company retained an ownership interest. The Company recorded equity in income of approximately $5.3 million from these sales after deferral of income in the amount of $339,000 related to the Company’s percentage ownership in the acquiring joint venture investment entity. During 2001, two apartment projects were sold and the Company’s equity in this income was approximately $1.0 million. Our current investment portfolio and our plans for future investments focus on commercial buildings and on multiple family residences. Under the Company’s investment strategy, we typically contribute a fully funded initial capital contribution and/or property previously owned by the Company.

Equity in income of KWJ was $907,000 in 2002. This represents the equity in the income of the Company’s formerly consolidated subsidiary, KWJ, subsequent to the September 2002 deconsolidation of the entity.

NON-OPERATING ITEMS

Gain on sale of stock of subsidiary was approximately $12.9 million for 2002 compared to no gain in 2001. The gain resulted from the sale of shares owned in KWJ as part of the successful initial public offering, the secondary offering of KWJ’s shares in Japan, and the private sales of shares owned by the Company. The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company at a price of approximately $3,319 per share, for total gross cash consideration of approximately $23 million. The secondary public stock offering consisted of 4,900 shares of KWJ at a price of $1,700 per share, and the private sale of 2,000 shares of the stock of the subsidiary, for total gross cash consideration of approximately $11.7 million. The Company retained ownership of 37% of the subsidiary’s shares after the transactions. Effective with the completion of the secondary offering, KWJ became an unconsolidated subsidiary in the Company’s financial statements and is accounted for as an equity method investment.

Interest expense was $2.6 million in 2002 a decrease of 7% compared to approximately $2.8 million in 2001 due, in part, to the reduced average interest rates on variable rate loans. Interest expense includes the amortization of loan fees and related loan costs in the amount of $484,000 and $302,000 for the years 2002 and 2001, respectively. Additionally, in both 2002 and 2001, interest expense was reduced by approximately $2.3 million of interest capitalized on several qualifying real estate investments. These investments were undergoing construction or entitlement activities in preparation for their planned principal operations.

The valuation adjustment for the change in the fair value of warrants issued in connection with the issuance of $15 million of 12% senior unsecured notes resulted in a benefit of $209,000 for 2002 compared to an expense of $158,000 in 2001. The Company issued the warrants to the purchasers of the notes for 597,888 shares of the common stock of the Company at an exercise price of $6.25 per share. The warrants expire June 22, 2008. The warrants contain a put provision that requires the Company, at the option of the note holders, to repurchase the common shares issued upon exercise of the warrants, at the prevailing market price, during years four through six of the warrant term. The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation. A liability was recorded for the fair value of the warrants, which is adjusted quarterly to record the warrants at their estimated fair value while they are outstanding, with the change in value recorded as valuation adjustment—warrants. As a result of the partial repayment of $5 million of the notes in 2002, warrants for the purchase of 199,296 shares of common stock were cancelled and the liability for the value of the warrants was reduced by $222,000. The estimated fair value of the warrants was $283,000 and $714,000 at December 31, 2002 and 2001, respectively, and is included in accrued expenses and other liabilities.

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

The provision for income taxes was approximately $3.2 million for 2002 compared to $1.3 million in 2001 as a result of the change in income before provision for income taxes. The effective tax rate for 2002 was 35.8% compared to 34.5% in 2001.

Income from discontinued operations, net of tax expense, was $423,000 for 2002 compared to $110,000 for 2001. The discontinued operations include the results of those properties for which management has implemented a plan of disposal that is likely to result in the sale of the properties within one year.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

The Company’s real estate services revenues are recorded when the related services are performed. In the case of real estate sales commissions, this generally occurs when the sale closes escrow. Property management fees are recognized over time as earned based upon the terms of the management agreement.

Leasing commission revenues are accounted for in accordance with the provisions of SAB 104. Accordingly, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records brokerage commission revenues and expenses on a gross basis. Of the criteria listed in the EITF, the Company is the primary obligor in the transaction, does not have inventory risk, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Due to these factors, gross reporting is appropriate.

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

Revenues on notes receivable are recognized on an effective interest basis under the provisions of Practice Bulletin 6 where cash received is accreted into interest income over the estimated holding period. When the future cash flows of a note can not be reasonably estimated, cash payments are applied to the cost basis until fully recovered before any revenue is recognized.

Profit on sales to joint ventures in which the Company retains an ownership interest results in partial sales treatment in accordance with the provisions of SFAS 66 and Statement of Position 78-9, thus deferring a portion of the gain on the Company’s continuing ownership percentage in the joint ventures.

Valuation of Notes Receivable

The Company accounts for any impairment to the basis of notes receivable in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. Accordingly, an impaired loan is measured based upon the present value of expedited future cash flows, discounted at the loan’s effective interest rate or, if readily determinable, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependant.

Impairment of the Company’s basis is infrequent because the Company acquired these notes at a substantial discount, and actively seeks to restructure the notes in a short period of time. Typically the event that causes a write-off and the related bad debt expense occur in the same accounting period. As a result, substantial valuation allowances have historically not been required. The loans are reviewed on a quarterly basis for impairment. Based on the Company’s evaluation, if a loan is deemed to be impaired, a specific write-off is taken. In 2003, 2002 and 2001, the write-off of uncollectable notes receivable was $850,000, $146,000 and $136,000, respectively, and is included in general and administrative expense.

Valuation of Investments

The Company reviews each of its investments in joint ventures on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below carrying value and the related discounted cash flows are not sufficient to recover the asset’s carrying amount. The Company accounts for any impairment to the basis of notes receivable in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. At December 31, 2003, no investments were deemed to be impaired as a result of this evaluation. In 2002, the Company recorded impairment losses of approximately $3.2 million on remaining technology investments and approximately $1.5 million on a real estate investment based on this evaluation.

The Company has classified separately on the balance sheet the real estate assets which are held for sale. Assets held for sale principally include those which management, having the proper level of authority to effect a plan of disposal, has implemented such plan, which is likely to result in the sale of the property within one year. As of December 31, 2003, the Company held four properties as available for sale, in accordance with SFAS 144, and the results of the operations of those properties has been reported “net” as discontinued operations for the years ended December 31, 2003, 2002 and 2001.

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

Beginning January 1, 2002, goodwill is no longer amortized, but is evaluated annually for impairment based on a reporting unit fair value approach as required by SFAS 142. In determining fair value of a reporting unit, the Company relies on the application of generally accepted valuation approaches. During the year ended December 31, 2003, no impairment was indicated by application of the valuation analysis. The effects on earnings and earnings per share of excluding such goodwill amortization from 2001 is as follows:

	For the year ended December 31,
	2003	2002	2001
Net income, as reported	$5,382,000	$6,165,000	$2,540,000
Goodwill amortization, net of tax effect	—	—	577,000

Net income, excluding goodwill amortization	$5,382,000	$6,165,000	$3,117,000

Net income per share:
Basic, as reported	$0.64	$0.66	$0.29
Basic, excluding goodwill amortization	$0.64	$0.66	$0.36
Diluted, as reported	$0.63	$0.64	$0.29
Diluted, excluding goodwill amortization	$0.63	$0.64	$0.35

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources requirements include expenditures for joint venture fund investments, real estate held for sale, discounted loan portfolios and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance our operations with internally generated funds and borrowings under our revolving lines of credit. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. In some cases, the Company guarantees a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. The Company does not expect these guarantees to materially affect liquidity or capital resources. Management estimates the fair value of all guarantees made subsequent to December 31, 2003 to be zero.

In 2003, the Company entered into a second loan agreement with Pacific Western National Bank in the amount of $5 million. The loan bears interest at the bank’s base rate plus 1%. The proceeds of this borrowing were used to repay the balance of the 12% Senior Notes which were issued in 2000.

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

Cash used in operating activities was about $5.3 million in 2003, compared to approximately $3.5 million provided by operating activities in 2002. Although net income for 2003 was approximately $5.4 million, net cash generated from operations excludes gains on the sale of the shares KWJ of approximately $16.4 million, which is included as an investing activity. For the year 2002, the Company had net income of approximately $6.2 million, net cash generated from operations also excludes the approximate $12.9 million gain on the sale of shares in KWJ. The change resulted primarily from the decrease in net income, including the decrease in equity income, offset by the decrease in accounts receivable and contracts and other assets and an increase in accrued expenses and other liabilities. Cash provided by operating activities was about $3.5 million in 2002, compared to approximately $5.2 million in cash used in operating activities in 2001. The change resulted primarily from an increase in net income, including the increase in equity income, offset by the decrease in accounts receivable and contracts and other assets and an increase in accrued expenses and other liabilities.

Cash provided by investing activities was approximately $20.3 million, compared to approximately $11.8 million in cash used in investing activities for 2002. In 2003, approximately $44.3 million in proceeds was received from the sale of shares in KWJ and collections of notes receivable, offset by the acquisition of note pools and the redemption of a joint venture partner in a note receivable venture. Cash used in investing activities was about $11.8 million in 2002, compared to $11.1 million provided by investing activities in 2001. The change resulted primarily from the reduction in cash held by KWJ at deconsolidation, as discussed above, and contributions to joint ventures, offset by the proceeds from the sale of a portion of the Company’s investment in KWJ and a reduction in proceeds from sale of real estate.

Cash used in financing activities was approximately $20.2 million, compared to approximately $8.8 million in cash provided by financing activities for 2002. In 2003, the proceeds from the sale of shares in KWJ described above were used to repay debt and repurchase shares of the Company’s common stock. Cash provided by financing activities was about $8.8 million in 2002, compared to approximately $9,000 used in 2001. The change resulted primarily by the increase in borrowings under notes payable, offset by the decrease in borrowings of mortgages notes payable.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

At December 31, 2003, the Company’s contractual cash obligations, including debt, lines of credit, capital lease obligations and operating leases include the following:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations
Borrowings:
Notes payable	$21,734,000	$4,936,000	$16,798,000	$—	$—
Borrowings under lines of credit	16,209,000	6,658,000	9,551,000	—	—
Mortgage loans payable	16,026,000	7,876,000	8,150,000	—	—
Senior unsecured notes	8,333,000	3,333,000	5,000,000	—	—
Subordinated debt	2,773,000	2,773,000	—	—	—

Total borrowings	65,075,000	25,576,000	39,499,000	—	—

Capital lease obligations	62,000	62,000	—	—	—
Operating leases	7,743,000	2,109,000	3,270,000	1,509,000	855,000

Total contractual cash obligations	$72,880,000	$27,747,000	$42,769,000	$1,509,000	$855,000

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the results of operations of the Company in recent years and is not anticipated to have a significant impact in the foreseeable future. The Company’s exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Economic trends in 2003 were characterized by general slowdowns in commercial leasing volume in the U.S.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB modified and issued a revised Interpretation (“FIN 46R”). FIN 46R clarifies the interpretation’s scope and also extends the requirement to apply its provisions to investments created prior to January 31, 2003 until the end of the Company’s first quarter in 2004. The Company is continuing its study of investments created prior to January 31, 2003 and plans to implement the provisions of FIN 46R in connection with its first quarter in 2004. The implementation extension does not apply to special purpose entities. Consequently, the Company’s sole special purpose entity has been consolidated prospectively as of and for the year ended December 31, 2003 under the provisions of the updated interpretation. This investment is engaged in the development, operation and ultimate disposition of two industrial properties located in San Antonio, Texas.

Summarized balance sheet data for the VIEs, as of December 31, 2003 and 2002 includes total assets of $488.5 million and $559.4 million, respectively, and total liabilities of $334.4 million and $368.9 million, respectively. Summarized income statement data for the years ended December 31, 2003 and 2002 includes total revenues of $49.7 million and $69.5 million, respectively, and total expenses of $47.5 million and $52.1 million, respectively.

Amounts consolidated as of and for the year ended December 31, 2003 include:

Assets	$9,469,000

Liabilities	$8,406,000
Equity	1,063,000

$9,469,000

Revenue	$826,000
Expense	1,141,000

Loss	$(315,000)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS 133 and was effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The Company’s adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard was effective for financial instruments entered into or modified after May 31, 2003. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this document may constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are statements containing a projection of revenues, income, earnings, capital expenditures, dividends, capital structure or other financial terms or our plans and objectives for future operations.

The forward-looking statements in this document are based on our management’s beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important risk factors that could cause our actual results, performance or financial condition to differ materially from our expectations are:

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

When used in our documents or oral presentations, the words “plan”, “believe”, “anticipate”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal”, or similar words, are intended to identify forward-looking statements. We qualify any and all such forward-looking statements entirely by these cautionary risk factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 2003. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2003. (See Consolidated Financial Statements—Note 2—Fair Value of Financial Instruments) Management closely monitors the fluctuation in interest rates, and if rates were to increase significantly, the Company believes that it would be able either to hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:						Total	Fair Value December 31, 2003
(in thousands)	2004	2005	2006	2007	2008	Thereafter
Interest rate sensitive assets
Cash equivalents	$1,538						$1,538	$1,538
Average interest rate	0.74%						0.74%
Variable rate receivables	4,574	$3,078	$1,591				9,243	9,243
Average interest rate	7.90%	6.38%	6.00%				7.06%
Fixed rate receivables	6,747	8,048	3,175				17,970	17,970
Average interest rate	6.12%	9.03%	8.73%				7.83%

	$12,859	$11,126	$4,766	—	—	—	$28,751	$28,751

Weighted average interest rate	6.11%	8.30%	7.82%	—	—	—	7.20%

Interest rate sensitive liabilities
Variable rate borrowings	$10,741	$29,682	$1,667				$42,090	$42,090
Average interest rate	4.60%	5.45%	5.00%				5.22%
Fixed rate borrowings	14,835	8,150					22,985	22,985
Average interest rate	7.23%	7.50					7.33%

	$25,576	$37,832	$1,667	—	—	—	$65,075	$65,075

Weighted average interest rate	6.13%	5.89%	5.00%	—	—	—	5.96%

	Principal maturing in:							Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands)
Interest rate sensitive assets
Cash equivalents	$9,794						$9,794	$9,794
Average interest rate	0.90%						0.90%
Variable rate receivables	1,065		$1,248	$50		$1,094	3,457	3,457
Average interest rate	4.95%		4.94%	4.95%		4.95%	4.95%
Fixed rate receivables	5,979	$1,419	1,015	122	$2,153	1,517	12,205	12,407
Average interest rate	6.05%	9.12%	11.69%	9.12%	9.25%	9.12%	7.85%

	$16,838	$1,419	$2,263	$172	$2,153	$2,611	$25,456	$25,658

Weighted average interest rate	2.98%	9.12%	7.97%	7.91%	9.25%	7.37%	4.78%

Interest rate sensitive liabilities
Variable rate borrowings	$22,745	$10,572	$2,790				$36,107	$36,107
Average interest rate	4.81%	5.09%	5.65%				4.96%
Fixed rate borrowings	7,600	1,500		$12,379			21,479	21,479
Average interest rate	6.03%	10.00%		10.65%			8.97%

	$30,345	$12,072	$2,790	$12,379	—	—	$57,586	$57,586

Weighted average interest rate	5.12%	5.70%	5.65%	10.65%	—	—	6.45%

The Company does not have any derivative financial instruments as of December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

Page
Independent Auditors’ Report – KPMG LLP	29
Independent Auditors’ Report – Deloitte & Touche LLP	30
Consolidated Balance Sheets as of December 31, 2003 and 2002	31
Consolidated Statements of Income for each of the years in the three year period ended December 31, 2003	32
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2003 (restated as of January 1, 2001)	33
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2003	34
Notes to Consolidated Financial Statements	36

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Kennedy-Wilson, Inc.:

We have audited the accompanying consolidated balance sheets of Kennedy-Wilson, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain unconsolidated investee companies (the Investees) for the year ended December 31, 2002. The Company’s investment in the Investees at December 31, 2002, was $17,629,000, and its equity in earnings of the Investees was $2,498,000 for the year ended December 31, 2002. Additionally, one of the unconsolidated Investees was consolidated by the Company through September 20, 2002 and generated revenues of $12,493,000 during the period from January 1, 2002 through September 20, 2002. The 2002 financial statements of the Investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Investees in 2002, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors for 2002, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson, Inc. as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2003, the Company adopted the applicable provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The Company implemented FIN 46 prospectively.

KPMG LLP

Los Angeles, California

March 29, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Kennedy-Wilson, Inc.

Beverly Hills, California

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Kennedy-Wilson, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Kennedy-Wilson, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24 to the consolidated financial statements, consolidated retained earnings as of January 1, 2001, has been restated.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 22, 2002, except for the effects of a restatement of the Company’s 2001 financial statements presented in previously issued financial statements, as to which the date is April 14, 2003 and except for Note 24 and the reclassification of certain property as discontinued operations as discussed in Note 5, as to which the date is March 29, 2004

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2003	2002*
Assets
Cash and cash equivalents	$6,293,000	$11,852,000
Cash – restricted	—	42,000
Accounts receivable	3,691,000	4,788,000
Investment in Kennedy-Wilson Japan	—	13,286,000
Notes receivable	27,213,000	15,662,000
Real estate held for sale	16,969,000	—
Investments in joint ventures	47,336,000	48,458,000
Contracts and other assets, net	7,796,000	11,022,000
Goodwill, net	23,965,000	23,965,000

Total Assets	$133,263,000	$129,075,000

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$358,000	$861,000
Accrued expenses and other liabilities	2,634,000	2,850,000
Accrued salaries and benefits	3,643,000	4,613,000
Deferred and accrued income taxes	5,337,000	1,645,000
Notes payable	21,734,000	15,983,000
Borrowings under lines of credit	16,209,000	24,224,000
Mortgage loans payable	16,026,000	—
Senior unsecured notes	8,333,000	14,606,000
Subordinated debt	2,773,000	2,773,000

Total liabilities	77,047,000	67,555,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of December 31, 2003 and 2002	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 8,840,484 and 11,215,992 shares issued and outstanding as of December 31, 2003 and 2002, respectively	88,000	112,000
Additional paid-in capital	46,081,000	57,473,000
Restricted stock – deferred compensation	(6,618,000)	(7,633,000)
Retained earnings	16,665,000	11,283,000
Accumulated other comprehensive income	—	285,000

Total stockholders’ equity	56,216,000	61,520,000

Total Liabilities and Stockholders’ Equity	$133,263,000	$129,075,000

*	Restated (see Note 24)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
	2003	2002	2001
Revenue
Property management and leasing fees	$14,498,000	$21,690,000	$27,939,000
Property management and leasing fees – related party	3,690,000	4,061,000	5,449,000
Commissions	3,338,000	5,772,000	8,305,000
Commissions – related party	1,534,000	9,038,000	4,530,000
Sales of residential real estate	—	—	10,993,000
Interest and other income	4,034,000	4,101,000	3,292,000

Total revenue	27,094,000	44,662,000	60,508,000

Operating Expenses
Commissions and marketing expenses	3,751,000	5,513,000	6,913,000
Cost of residential real estate sold	—	220,000	11,073,000
Compensation and related expenses	18,071,000	25,988,000	26,308,000
General and administrative	9,918,000	10,716,000	11,163,000
Depreciation and amortization	3,013,000	3,639,000	3,806,000
Non-cash write-down of investment	—	1,467,000	—
Non-recurring, non-cash Japan IPO expense	—	1,100,000	—

Total operating expenses	34,753,000	48,643,000	59,263,000
Equity in joint venture income	1,976,000	8,051,000	5,415,000
Equity in income of Kennedy-Wilson Japan	610,000	907,000	—

Total operating income (loss)	(5,073,000)	4,977,000	6,660,000
Non-operating income (expense)
Gain on sale of stock of subsidiary	16,369,000	12,899,000	—
Interest expense	(1,422,000)	(2,590,000)	(2,793,000)
Valuation adjustment – warrants	35,000	209,000	(158,000)
Write-down of technology investments	—	(3,214,000)	—
(Loss) gain on extinguishment of debt	(968,000)	750,000	—

Income from continuing operations before minority interest, provision for income taxes and discontinued operations	8,941,000	13,031,000	3,709,000
Minority interest	—	(4,091,000)	—

Income from continuing operations before provision for income taxes	8,941,000	8,940,000	3,709,000
Provision for income taxes	(3,364,000)	(3,198,000)	(1,279,000)

Income from continuing operations	5,577,000	5,742,000	2,430,000
Income (loss) from discontinued operations, net of tax benefit	(195,000)	423,000	110,000

Net Income	$5,382,000	$6,165,000	$2,540,000

Basic earnings per share
Income from continuing operations	$0.66	$0.61	$0.28
Income (loss) from discontinued operations	$(0.02)	$0.05	$0.01

Net income	$0.64	$0.66	$0.29

Basic weighted average shares	8,413,621	9,338,307	8,700,883

Diluted earnings per share
Income from continuing operations	$0.65	$0.60	$0.28
Income (loss) from discontinued operations	$(0.02)	$0.04	$0.01

Net income	$0.63	$0.64	$0.29

Diluted weighted average shares	8,608,996	9,584,221	8,888,498

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Restricted Stock - Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2001 (as previously reported)	8,648,640	$87,000	$44,958,000	$(146,000)		$3,756,000		$48,655,000
Restatement (See Note 24)						(1,178,000)		(1,178,000)

Balance, January 1, 2001 (as restated, see Note 24)	8,648,640	87,000	44,958,000	(146,000)		2,578,000		47,477,000
Issuance of restricted stock	700,000	7,000	2,968,000		$(2,975,000)			—
Amortization of deferred compensation	—	—	—	—	298,000	—		298,000
Issuance of common stock	144,000	1,000	238,000	—	—	—		239,000
Repurchase of common stock	(73,352)	(1,000)	(317,000)	—	—	—		(318,000)
Repayment on notes receivable from stockholders	—	—	—	146,000	—	—		146,000
Net income	—	—	—	—	—	2,540,000		2,540,000

Balance, December 31, 2001 (as restated, see Note 24)	9,419,288	94,000	47,847,000	—	(2,677,000)	5,118,000		50,382,000
Issuance of restricted stock	1,000,000	10,000	5,740,000	—	(5,750,000)	—		—
Amortization of deferred compensation	—	—	—	—	794,000	—		794,000
Issuance of common stock	999,500	10,000	4,593,000	—	—	—		4,603,000
Repurchase of common stock	(202,796)	(2,000)	(707,000)	—	—	—		(709,000)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	$285,000	285,000
Net income	—	—	—	—	—	6,165,000	—	6,165,000

Balance, December 31, 2002 (as restated, see Note 24)	11,215,992	112,000	57,473,000	—	(7,633,000)	11,283,000	285,000	61,520,000
Amortization of deferred compensation	—	—	—	—	1,015,000	—	—	1,015,000
Issuance of common stock	9,999	—	42,000	—	—	—	—	42,000
Repurchase of common stock	(2,385,507)	(24,000)	(11,434,000)	—	—	—	—	(11,458,000)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	(285,000)	(285,000)
Net income	—	—	—	—	—	5,382,000	—	5,382,000

Balance, December 31, 2003	8,840,484	$88,000	$46,081,000	$—	$(6,618,000)	$16,665,000	$—	$56,216,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Income from continuing operations	$5,577,000	$5,742,000	$2,430,000
Income (loss) from discontinued operations	(195,000)	423,000	110,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,013,000	3,639,000	3,806,000
Equity in joint venture income	(1,976,000)	(8,051,000)	(5,415,000)
Equity in income of Kennedy-Wilson Japan	(610,000)	(907,000)	—
Discontinued operations, pre-tax	—	(658,000)	(177,000)
Deferred tax provision	—	2,827,000	(2,284,000)
Minority interest in income of subsidiary	—	4,091,000	—
Gain on sale of stock of subsidiary	(16,369,000)	(12,899,000)	—
Non-recurring Japan IPO expense	—	1,100,000	—
Valuation adjustment – warrants	(35,000)	(209,000)	158,000
Loss (gain) on extinguishment of debt	600,000	(750,000)	—
Write-off of capitalized loan costs on extinguishment of debt	368,000	—	—
Non-cash write-down of investment	—	1,467,000	—
Write-down of technology investments	—	3,214,000	—
Amortization of deferred compensation	1,015,000	794,000	298,000
Gains on sales of real estate	—	—	(281,000)
Change in assets and liabilities, net of the effects of the deconsolidation of Kennedy-Wilson Japan in 2002:
Accounts receivable	1,099,000	2,266,000	4,746,000
Contracts and other assets	282,000	1,230,000	(5,287,000)
Accounts payable	(503,000)	549,000	(1,799,000)
Accrued expenses and other liabilities	2,438,000	(359,000)	(1,507,000)

Net cash (used in) provided by operating activities	(5,296,000)	3,509,000	(5,202,000)

Cash flows from investing activities:
Additions to goodwill	—	—	(400,000)
Settlements of notes receivable	14,340,000	7,434,000	5,116,000
Additions to notes receivable	(26,696,000)	(7,522,000)	(9,206,000)
Reductions of real estate	7,821,000	1,887,000	—
Purchases of and additions to real estate	(8,152,000)	(186,000)	(3,965,000)
Proceeds from sales of real estate	—	—	18,564,000
Distributions from joint ventures	8,626,000	17,256,000	21,719,000
Contributions to joint ventures	(6,591,000)	(25,590,000)	(20,792,000)
Cash of Kennedy-Wilson Japan at deconsolidation	—	(17,608,000)	—
Cash from consolidation of subsidiary	599,000	—	—
Proceeds from sale of investment in Kennedy-Wilson Japan	30,265,000	11,921,000	—
Cash – restricted decrease	42,000	586,000	68,000

Net cash provided by (used in) investing activities	20,254,000	(11,822,000)	11,104,000

Cash flow from financing activities:
Borrowings under notes payable	18,570,000	22,649,000	10,447,000
Repayment of notes payable	(15,564,000)	(9,786,000)	(8,848,000)
Borrowings under lines of credit	11,773,000	36,269,000	27,766,000
Repayment of lines of credit	(19,788,000)	(38,617,000)	(26,797,000)
Issuance of mortgage loans payable	8,150,000	—	2,730,000
Repayment of mortgage loans payable	(8,035,000)	(1,993,000)	(5,374,000)
Repayment of senior unsecured notes	(11,667,000)	—	—
Senior unsecured notes	5,000,000	320,000	—
Issuance of common stock	42,000	626,000	239,000
Repurchase of common stock	(8,713,000)	(709,000)	(318,000)
Loan repayments from stockholders	(8,035,000)	—	146,000

Net cash (used in) provided by financing activities	(20,232,000)	8,759,000	(9,000)

Accumulated other comprehensive income (loss)—foreign currency translation	(285,000)	285,000	—

Net (decrease) increase in cash and cash equivalents	(5,559,000)	731,000	5,893,000
Cash and cash equivalents, beginning of year	11,852,000	11,121,000	5,228,000

Cash and cash equivalents, end of year	$6,293,000	$11,852,000	$11,121,000

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information:

	Year ended December 31,
	2003	2002	2001
Cash paid during the year for:

Interest	$3,844,000	$3,706,000	$4,248,000
Interest capitalized	$2,256,000	$2,283,000	$2,288,000
Income taxes	$562,000	$57,000	$565,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

In 2003, as a result of the consolidation of one of the Company’s subsidiaries, accounts receivable increased by $2,000, real estate held for sale increased by $15,833,000, other assets increased by $643,000, accrued expenses increased by $103,000, mortgage notes payable increased by $15,911,000, offset by a decrease in investment in joint ventures of $1,063,000.

In 2003, the Company foreclosed on two notes receivable collateralized by commercial properties. As a result, real estate held for sale increased by $805,000 and notes receivable decreased by $805,000.

During 2003, a note payable in the amount of $2,745,000 was issued for the repurchase of stock.

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

In September 2002, as a result of the deconsolidation of the Company’s Japan subsidiary, accounts receivable decreased by $599,000, notes receivable decreased by $3,592,000, other assets decreased by $4,358,000, accounts payable decreased by $172,000, accrued expenses decreased by $2,599,000, accrued salaries decreased by $245,000, notes payable decreased by $6,902,000, borrowing under lines of credit decreased by $3,335,000, a decrease in investments in joint ventures of $8,277,000, offset by an increase in investment in Kennedy-Wilson Japan of $3,573,000.

The issuance of 1 million and 700,000 shares of restricted stock in 2002 and 2001, respectively, did not result in the receipt of cash by the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

NOTE 1 – ORGANIZATION

Kennedy-Wilson, Inc., a Delaware corporation, and its subsidiaries (the “Company”), provides real estate property management, brokerage and marketing services in the U.S. primarily to institutional investors, financial institutions, developers and government agencies. The Company, principally through joint venture investments, also acquires, renovates and resells commercial and residential real estate, invests in discounted loan portfolios, and invests in real estate.

In February 2002, the Company completed an initial public offering of the shares of its formerly wholly-owned subsidiary, Kennedy-Wilson Japan. The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company at a price of approximately $3,319 per share, for total gross cash consideration of approximately $23 million. In September 2002, the Company completed a secondary public stock offering of 4,900 shares of its Japan subsidiary at a price of $1,700 per share, and the private sale of 2,000 shares of the stock of the subsidiary, for total gross cash consideration of approximately $11.7 million. During 2003, the Company completed the sale of its remaining shares of Kennedy-Wilson Japan for total gross cash consideration of approximately $30.3 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The consolidated financial statements include the accounts of the Company and joint ventures in which the Company has a controlling voting interest. All material intercompany balances and transactions have been eliminated. Assets and liabilities denominated in foreign currencies are translated at rates of exchange prevailing on the date of the consolidated balance sheet, while income statement items are translated at average rates of exchange for the year.

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

RECLASSIFICATION – Certain amounts for prior years have been reclassified to conform to the 2003 presentation.

REVENUE RECOGNITION – The Company’s real estate services revenues are recorded when the related services are performed. In the case of real estate sales commissions, this generally occurs when the sale closes escrow. Property management fees are recognized over time as earned based upon the terms of the management agreement.

Leasing commission revenues are accounted for in accordance with the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104. Accordingly, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records brokerage commission revenues and expenses on a gross basis. Of the criteria listed in the EITF, the Company is the primary obligor in the transaction, does not have inventory risk, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications.

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

Revenues on notes receivable are recognized on an effective interest basis under the provisions of Practice Bulletin 6 where cash received is accreted into interest income over the estimated holding period. When the future cash flows of a note can not be reasonably estimated, cash payments are applied to the cost basis until fully recovered before any revenue is recognized.

INVESTMENTS IN JOINT VENTURES – The Company has a number of partnership and joint venture interests, generally ranging from 2% to 50%, that were formed to acquire, manage, develop and/or sell real estate. These investments are accounted for under the equity method. Investments in joint ventures also includes internet investments and mezzanine loans to real estate developers for new single-family residential developments. These investments are accounted for under the cost method. All of the mezzanine loans were repaid by December 31, 2003 and the Company is no longer making these types of loans.

The Company evaluates each of its investments in unconsolidated real estate and technology entities on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below carrying value and the related undiscounted cash flows are not sufficient to recover the asset’s carrying amount. At December 31, 2003, no investments were deemed to be impaired as a result of this evaluation. In 2002, the Company recorded impairment losses of approximately $3.2 million on remaining technology investments and approximately $1.5 million on a real estate investment.

In accordance with SEC Staff Accounting Bulletin No. 51 (“SAB 51”), the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations.

GOODWILL – Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill of $23,965,000 is not amortized. Rather, it is reviewed for impairment on a regular basis by Company management. During 2001, amortization of goodwill totaled $882,000. Accumulated amortization was $2,478,000 at December 31, 2003 and 2002.

In testing for impairment in accordance with SFAS 142, goodwill was assigned to the reporting units based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. An earnings multiple appropriate to the respective reporting unit was applied to the cash basis net operating income of the reporting unit. This process enables a fair approximation of the reporting unit’s value, which is then compared to the net book value of the reporting unit. As a result of the evaluation performed of its goodwill as described above, the Company has determined that there was no goodwill impairment as of the transition date or December 31, 2003.

The effects on earnings and earnings per share of excluding such goodwill amortization from 2001 are as follows:

	For the year ended December 31,
	2003	2002	2001
Net income, as reported	$5,382,000	$6,165,000	$2,540,000
Goodwill amortization, net of tax effect	—	—	577,000

Net income, excluding goodwill amortization	$5,382,000	$6,165,000	$3,117,000

Net income per share:
Basic, as reported	$0.64	$0.66	$0.29
Basic, excluding goodwill amortization	$0.64	$0.66	$0.36
Diluted, as reported	$0.63	$0.64	$0.29
Diluted, excluding goodwill amortization	$0.63	$0.64	$0.35

CASH AND CASH EQUIVALENTS – Cash and cash equivalents consists of cash and all highly liquid investments purchased with maturities of three months or less.

RESTRICTED CASH – Restricted cash consists of non-refundable deposits on acquisitions of real estate and marketing funds advanced by clients.

LONG-LIVED ASSETS – The Company reviews long-lived assets, except goodwill, for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may exceed the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the carrying value, the asset is reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss is recognized. The Company evaluates its long-lived assets in the fourth quarter of every year.

The Company has classified separately on the balance sheet the real estate assets which are held for sale. Assets held for sale principally include those which management, having the proper level of authority to effect a plan of disposal, has implemented such plan, which is likely to result in the sale of the property within one year. As of December 31, 2003, the Company held four properties as available for sale, in accordance with SFAS 144, and the results of the operations of those properties has been reported “net” as discontinued operations for the years ended December 31, 2003, 2002 and 2001.

NOTES RECEIVABLE – The Company accounts for any impairment to the basis of notes receivable in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Accordingly, an impaired loan is measured based upon the present value of expected future cash flows, discounted at the loan’s effective interest rate or, if readily determinable, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependant.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The estimated fair value of the Company’s financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, and deferred and accrued income taxes approximate fair market value due to their short-term maturities. The carrying value of notes receivable approximate market value as they are negotiated based upon the market value of loans with similar characteristics. Bank lines of credit and debt approximate fair market value as the terms are comparable to the terms currently being offered to the Company.

CAPITALIZED INTEREST – The Company capitalizes interest in accordance with Statement of Financial Accounting Standards No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for Under the Equity Method (an amendment of FASB Statement No. 34), for qualifying equity investments. Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations. An appropriate interest rate is applied to the Company’s cash investment in the qualifying asset. The interest is credited against interest expense and added to the basis in the investment. Interest is capitalized when the development or entitlement activity commences and ceases when the investment has begun its planned principal operations.

GUARANTEES – The Company has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is approximately $56 million. The guarantees expire through 2005 and the Company’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. In one joint venture partnership, the entire loan of approximately $9 million is collateralized by the property and the Company indemnifies the lender under certain conditions such as fraud or bankruptcy. The Company also has a leasing guarantee agreement that expires in 2009. The maximum amount that the Company could be responsible for under the guarantee is approximately $2.1 million. Based upon the Company’s evaluation of guarantees under FIN 45, the estimated fair value of guarantees made after December 31, 2003 is immaterial.

CONCENTRATION OF CREDIT RISK – Financial instruments that subject the Company to credit risk consist primarily of accounts and notes receivable and cash equivalents. Credit risk is generally diversified due to the large number of entities composing the Company’s customer base and their geographic dispersion throughout the U.S. The Company performs ongoing credit evaluations of its customers and debtors. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits.

EXTINGUISHMENT OF DEBT – In 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The provisions of SFAS 145 relating to the early extinguishment of debt were effective for fiscal years beginning after May 15, 2002. The Company’s adoption of these provisions, effective April 1, 2002, resulted in the Company recording a non-operating loss on extinguishment of debt in 2003 of $968,000 and gain on extinguishment of debt in 2002 in the amount of $750,000.

EARNINGS PER SHARE – Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive securities outstanding during the periods presented. The weighted average number of shares outstanding for the diluted earnings per share computation also includes the dilutive impact of options and warrants to purchase common stock which were outstanding during the period calculated by the “treasury stock” method.

RECENT ACCOUNTING PRONOUNCEMENTS – In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB modified and issued a revised Interpretation (“FIN 46R”). FIN 46R clarifies the interpretation’s scope and also extends the requirement to apply its provisions to investments created prior to January 31, 2003 until the end of the Company’s first quarter in 2004. The Company is continuing its study of investments created prior to January 31, 2003 and is not aware of any investments which are probable of consolidation in connection with the implementation.

The implementation extension does not apply to special purpose entities. Consequently, the Company’s sole special purpose entity has been consolidated prospectively as of and for the year ended December 31, 2003 under the provisions of the updated interpretation. This investment is engaged in the development, operation and ultimate disposition of two industrial properties located in San Antonio, Texas. Summarized balance sheet data for the VIEs, as of December 31, 2003 and 2002 includes total assets of $488.5 million and $559.5 million, respectively, and total liabilities of $334.4 million and $368.9 million, respectively. Summarized income statement data for the years ended December 31, 2003 and 2002 includes total revenues of $49.7 million and $69.5 million, respectively, and total expenses of $47.5 million and $52.1 million, respectively.

Amounts consolidated as of and for the year ended December 31, 2003 include:

Assets	$9,469,000

Liabilities	$8,406,000
Equity	1,063,000

$9,469,000

Revenue	$826,000
Expense	1,141,000

Net loss	$(315,000)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS 133 and was effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The Company’s adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard was effective for financial instruments entered into or modified after May 31, 2003. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

STOCK-BASED COMPENSATION – Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Company continues to apply the intrinsic-value method under APB 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

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

	2003	2002	2001
Risk-free interest rate	4%	4%	6%
Expected life	3 years	3 years	3 years
Expected dividend yield	0%	0%	0%
Volatility	50%	53%	56%

The proforma results of expensing the estimated fair value of stock options is as follows:

	2003	2002	2001
Net income, as reported	$5,382,000	$6,165,000	$2,540,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	629,000	510,000	195,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(733,000)	(786,000)	(494,000)

Net income, pro forma	$5,278,000	$5,889,000	$2,241,000

Net income per share:
Basic, as reported	$0.64	$0.66	$0.29
Basic, pro forma	$0.63	$0.63	$0.26

Diluted, as reported	$0.63	$0.64	$0.29
Diluted, pro forma	$0.61	$0.61	$0.25

NOTE 3 – INVESTMENT IN KENNEDY-WILSON JAPAN

In February 2002, the Company completed an initial public offering of the shares of its formerly wholly-owned subsidiary, Kennedy-Wilson Japan. The initial public offering consisted of 4,500 newly issued shares and 2,500 shares sold by the Company at a price of approximately $3,319 per share, for total gross cash consideration of approximately $23 million. In September 2002, the Company completed a secondary public stock offering of 4,900 shares of its Japan subsidiary at a price of $1,700 per share, and the private sale of 2,000 shares of the stock of the subsidiary, for total gross cash consideration of approximately $11.7 million. During 2003, the Company completed the sale of its remaining shares of Kennedy-Wilson Japan for total gross cash consideration of approximately $30.3 million.

Effective with the completion of the secondary offering and until the sale of the balance of the Company’s remaining shares, Kennedy-Wilson Japan was an unconsolidated subsidiary in the Company’s financial statements and was accounted for as an equity method investment. As a result of the public offerings and the sale of shares, the Company recorded net gains of approximately $16.4 million and $12.9 million for the years ended December 31, 2003 and 2002, respectively. In accordance with SAB 51, the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations. Non-recurring, non-cash Japan IPO expense for the year ended December 31, 2002, includes $1.1 million related to incentive stock issued to employees of the Company in connection with the initial public offering.

Summarized financial data for Kennedy-Wilson Japan is as follows:

December 31, 2002
Cash and cash equivalents	$23,172,000
Notes receivable	16,717,000
Real estate and related assets	119,182,000
Other assets	10,002,000

Total assets	$169,073,000

Borrowings under lines of credit and debt	$113,000,000
Accounts payable, accrued expenses and other liabilities	19,748,000

Total liabilities	132,748,000
Capital	36,325,000

Total liabilities and capital	$169,073,000

	For the period January 1, 2003 through September 30, 2003	For the year ended December 31, 2002
Revenues	$18,777,000	$20,776,000
Expenses	10,912,000	12,298,000

Pre-tax income	$7,865,000	$8,478,000

Pre-tax income allocation:
Kennedy-Wilson consolidated income	$—	$3,123,000
Kennedy-Wilson equity method income	610,000	907,000
Other owners	7,255,000	4,448,000

	$7,865,000	$8,478,000

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists primarily of discounted loan portfolios and other related assets acquired from financial institutions, and notes resulting from the sale of assets to third parties or joint ventures. A majority of these notes are collateralized by real estate, personal property or guarantees.

Impairment of the Company’s basis is infrequent because the Company acquires these notes at a substantial discount, and actively seeks to restructure the notes in a short period of time. Typically the event that causes a write-off and the related bad debt expense occur in the same accounting period. As a result, no valuation allowances are required as of December 31, 2003, 2002 and 2001. The loans are reviewed on a quarterly basis for impairment. Based on the Company’s evaluation, if a loan is deemed to be impaired, a specific write-off is taken. In 2003, 2002 and 2001, the write-off of uncollectable notes receivable was $850,000, $146,000 and $136,000, respectively, and is included in general and administrative expense.

Notes receivable consists of the following:

	December 31,
	2003	2002
Note receivable, fixed rate of 8%, repaid in 2003	$—	$1,850,000

Note receivable, fixed rate of 9.25%, interest due monthly, maturity date of January 2007, secured by real property in Virginia	1,155,000	2,153,000

Note receivable, fixed rate of 4.15%, repaid in 2003	—	3,040,000

Note receivable, fixed rate of 6.75%, repaid in 2003	—	500,000

Note receivable, fixed rate of 12%, payable from partnership cash flows, secured by partnership cash flows	903,000	903,000

Discounted loan portfolio, variable rates ranging from 7.25% to 10.25%, principal and interest monthly, maturity dates through 2021, secured by real property and business assets	2,998,000	3,738,000

Discounted loan portfolio, variable rates ranging from 5.75% to 6.50%, principal and interest payable monthly, maturity dates through 2012, secured by real property and business assets	2,020,000	2,263,000

Discounted loan portfolio, variable rates ranging from 6.70% to 10.50%, principal and interest payable monthly, maturity dates through 2017, secured by real property and business assets	4,582,000	—

Discounted loan portfolio, variable rates ranging from 4.50% to 10.50%, principal and interest payable monthly, maturity dates through 2015, secured by real property and business assets	1,794,000	—

Discounted loan portfolio, variable rates ranging from 4.15% to 6.50%, principal and interest payable monthly, maturity dates through 2015, secured by real property and business assets	4,242,000	—

Discounted loan portfolio, variable rates ranging from 4.00% to 11.50%, principal and interest payable monthly, maturity dates through 2021, secured by real property and business assets	3,363,000	—

Discounted loan portfolio, variable rates ranging from 6.75% to 8.58%, principal and interest payable monthly, maturity dates through 2013, secured by real property and business assets	4,776,000	—

Other note receivable pools with various interest rates and maturity dates, secured by real estate, personal property or guarantees	1,380,000	1,215,000

	$27,213,000	$15,662,000

NOTE 5 – REAL ESTATE HELD FOR SALE

Real estate held for sale is comprised of commercial and industrial properties and residential land. The real estate is accounted for at the lower of carrying amount or fair value. The industrial property and residential land are encumbered by non-recourse mortgage loans. Real estate held for sale includes the following:

	December 31,
	2003	2002
Commercial properties:
Hotel/restaurant	$500,000	—
Gas station	305,000	—

Industrial property	8,012,000	—

Residential land:
13 lots	8,152,000	—

	$16,969,000	—

In 2003, a portion of the industrial property was sold for approximately its $7.8 million book value.

Summarized operating results for the real estate held for sale, presented as discontinued operations in the accompanying consolidated statements of income, are as follows:

For the year ended December 31, 2003
Rental income	$1,422,000
Interest expense	674,000

Other expenses	1,063,000

Pre-tax income (loss)	(315,000)
(Provision for) benefit from income taxes	120,000

Income (loss)	$(195,000)

The interest expense incurred is for property specific debt. For the years ended December 31, 2002 and 2001, the operations of real estate held for sale were accounted for under the equity method. Consequently, the amounts reported as equity in joint venture income in 2002 and 2001 relative to real estate held for sale were $423,000 and $110,000, respectively.

NOTE 6 – INVESTMENTS IN JOINT VENTURES

The Company has a number of partnership and joint venture interests, generally ranging from 2% to 50%, that were formed to acquire, manage, develop and/or sell real estate. The Company has significant influence over these entities, but not voting control and accordingly, these investments are accounted for under the equity method. Investments in joint ventures also include internet investments and mezzanine loans to real estate developers for new single-family residential developments. These investments are accounted for under the cost method. All of these mezzanine loans were repaid by December 31, 2003 and the Company is no longer making these types of loans.

Summarized financial data of the joint ventures are as follows:

	December 31,
	2003	2002
Balance sheets for equity method investments:
Cash and cash equivalents	$5,913,000	$20,288,000
Accounts and notes receivable	14,371,000	28,454,000
Real estate	468,260,000	510,708,000

Total assets	$488,544,000	$559,450,000

Accounts payable and accrued expenses	$5,017,000	$14,514,000
Mortgages payable	329,426,000	354,333,000

Total liabilities	334,443,000	368,847,000

Partners’ capital
Kennedy-Wilson	47,336,000	47,054,000
Other partners	106,765,000	143,549,000

Total partners’ capital	154,101,000	190,603,000

Total liabilities and partners’ capital	$488,544,000	$559,450,000

Total investments comprise the following:
Investments, equity method – affiliates	$3,661,000	$7,077,000
Investments, equity method – non-affiliates	40,372,000	39,977,000

Total investments, equity method	44,033,000	47,054,000
Investments, cost method – non-affiliates	3,303,000	1,404,000

Total investments	$47,336,000	$48,458,000

	Year ended December 31,
	2003	2002	2001
Statements of income:
Revenues	$49,718,000	$69,460,000	$192,763,000
Expenses	47,547,000	52,050,000	152,214,000

Net income	$2,171,000	$17,410,000	$40,549,000

Net income allocation:
Kennedy-Wilson	$1,264,000	$7,324,000	$5,049,000
Other partners	907,000	10,086,000	35,500,000

Net income	$2,171,000	$17,410,000	$40,549,000

Total income from joint ventures:
Equity method investments	$1,264,000	$6,666,000	$4,872,000
Cost method investments	712,000	1,385,000	543,000

	1,976,000	8,051,000	5,415,000
Income from discontinued operations, pretax	—	658,000	177,000

	$1,976,000	$8,709,000	$5,592,000

The Company has certain investments in joint ventures in which the Company’s investment is in the form of preferred stock. These investments and other investments where the Company does not have significant influence are accounted for under the cost method of accounting.

Profit on sales to joint ventures in which the Company retains an ownership interest results in partial sales treatment in accordance with the provisions of SFAS 66 and Statement of Position 78-9, thus deferring a portion of the gain on the Company’s continuing ownership percentage in the joint ventures. At December 31, 2003 and 2002, $339,000 of gain was deferred and recorded against investments in joint ventures.

NOTE 7 – CONTRACTS AND OTHER ASSETS

The Company amortizes acquired property management contracts over a seven-year period. Contracts and other assets consist of the following:

	December 31,
	2003	2002
Contracts	$9,503,000	$9,448,000
Office furniture and equipment	3,945,000	4,238,000
Leasehold improvements	1,042,000	1,079,000
Equipment under capital leases	513,000	469,000

	15,003,000	15,234,000
Less: Accumulated depreciation and amortization	(11,378,000)	(9,464,000)

	3,625,000	5,770,000

Prepaid expenses	1,578,000	2,901,000
Loan fees, net of accumulated amortization of $296,000 and $484,000 at December 31, 2003 and 2002, respectively	574,000	949,000
Deposits, prepaid rents and other	2,019,000	1,402,000

	$7,796,000	$11,022,000

Depreciation and amortization expense related to the above depreciable assets was $3,013,000, $3,639,000 and $2,924,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 8 – NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of discounted loan portfolios and joint venture investments, and include the following:

	December 31,
	2003	2002
Note payable, fixed rate of 7.50%, repaid in 2003	$—	$1,520,000

Note payable, fixed rate of 12%, repaid in 2003	—	900,000

Note payable, fixed rate of 10%, interest payable monthly, due June 2004, secured by a guarantee by the Company	3,500,000	5,000,000

Note payable, variable rate based on prime plus 2%, 6.00% at December 31, 2003, interest payable monthly, due December 2005, secured by a discounted loan portfolio	16,798,000	4,495,000

Note payable, repaid in 2003	—	3,200,000

Note payable, variable based on prime plus 1.75%, minimum 6.5%, 6.5% at December 31, 2003, interest payable monthly, due February 2004, secured by a note receivable	750,000	868,000

Note payable, 0% interest, due March 31, 2004, issued for repurchase of stock, unsecured	686,000	—

	$21,734,000	$15,983,000

The notes payable become due in the years 2004 and 2005 in the amounts of $4,936,000 and $16,798,000, respectively.

NOTE 9 – BORROWINGS UNDER LINES OF CREDIT

The Company has entered into a loan agreement with US Bank and East-West Bank that provides the Company with an unsecured revolving credit facility for use in acquisitions and for working capital purposes in the amount of $30 million. The loan bears interest at a range of rates from prime to prime plus 0.50%, or, at the borrower’s option, LIBOR plus 2.50% to LIBOR plus 3.00%. At December 31, 2003, the borrowings under this loan had interest rates ranging from 4.146% to 4.50%. The loan becomes due in June 2005. The principal amount outstanding under this loan was $16,209,000 at December 31, 2003 and $24,224,000 at December 31, 2002. The principal repayments under this facility are $6,658,000 and $9,551,000 for the years 2004 and 2005, respectively.

The Company’s ability to borrow under this facility is subject to compliance with certain financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2003, the Company was in compliance with the covenants.

NOTE 10 – MORTGAGE LOANS PAYABLE

	December 31,
	2003	2002
Mortgage note payable, variable interest based on one month LIBOR plus 4%, 7.5% at December 31, 2003, interest payable monthly, due June 2005, collateralized by 13 lots in Thousand Oaks, California	$8,150,000	—

Mortgage note payable, variable interest based on one month LIBOR plus 2.25%, 3.42% at December 31, 2003, interest payable monthly, originally due in February 2004, extended to May 2004, collateralized by office and industrial property in San Antonio, Texas	1,783,000	—

Mortgage note payable, variable interest based on one month LIBOR plus 2.35%, 6.5% at December 31, 2003, interest payable monthly, originally due in February 2004, extended to May 2004, collateralized by office and industrial property in San Antonio, Texas	3,246,000	—

Mortgage note payable, fixed interest rate of 10%, interest plus excess cash flow payable monthly, originally due in February 2004, extended to May 2004, collateralized by office and industrial property in San Antonio, Texas	2,847,000	—

	$16,026,000	—

The mortgage loans payable become due in the years 2004 and 2005 in the amounts of $7,876,000 and $8,150,000, respectively.

NOTE 11 – SENIOR UNSECURED NOTES

The Company has entered into two loan agreements with Pacific Western National Bank (“PWNB”). The first loan in the principal amount of $5,000,000 was entered into in 2002. The loan bears interest at the bank’s base rate plus 1%, 5.00% at December 31, 2003, and interest is payable monthly. The loan becomes due in September 2005. At December 31, 2003, the outstanding principal balance of this loan was $3,333,000. The principal repayments under this loan for the years 2004 and 2005 are $1,667,000 and $1,666,000, respectively.

In 2003, the Company entered into a second loan agreement with PWNB in the principal amount of $5 million. The loan bears interest at the bank’s base rate plus 1%, 5.00% at December 31, 2003, and interest is payable monthly. The loan becomes due in 2006. The principal repayments under this loan for the years 2004, 2005 and 2006 are $1,667,000, $1,667,000 and $1,666,000, respectively.

In 2003, the Company repaid the remaining balance of $10 million of the 12% Senior Notes which were issued by GATX and Aon in 2000. The Company recorded a loss on the early extinguishment of the debt in the amount $968,000 for prepayment penalties and the write-off of unamortized capitalized loan fees associated with the early retirement of the notes.

The valuation adjustment for the change in the fair value of warrants issued in connection with the issuance of $15 million of 12% senior unsecured notes resulted in a benefit of $35,000 and $209,000 for 2003 and 2002, respectively, and an expense of $158,000 in 2001. The Company issued the warrants to the purchasers of the notes for 597,888 shares of the common stock of the Company at an exercise price of $6.25 per share. The warrants expire June 22, 2008. The warrants contain a put provision that requires the Company, at the option of the note holders, to repurchase the common shares issued upon exercise of the warrants, at the prevailing market price, during years four through six of the warrant term. The fair value of the warrants was estimated using a combination of the Black-Scholes Option Pricing Model and Monte Carlo Simulation. A liability was recorded for the fair value of the warrants, which is adjusted quarterly to record the warrants at their estimated fair value while they are outstanding, with the change in value recorded as valuation adjustment - warrants. As a result of the partial repayment of $5 million of the notes in 2002, warrants for the purchase of 199,296 shares of common stock were cancelled and the liability for the value of the warrants was reduced by $222,000. The estimated fair value of the warrants was $283,000 at December 31, 2002 and is included in accrued expenses and other liabilities.

NOTE 12 – SUBORDINATED DEBT

In 2002, the Company issued $2,773,000 of unsecured subordinated debentures. The debentures have an interest rate of 6%, interest payable monthly and are due March 31, 2004. The Company has executed a new loan agreement, the proceeds of which will be used to repay the subordinated debt.

NOTE 13 – RELATED PARTY TRANSACTIONS

In 2003, the firm of Kulik, Gottesman & Mouton Ltd. was paid $563,000 for legal services provided by the firm and director’s fees for Kent Mouton, a partner in the firm and a member of the Company’s Board of Directors. For 2002 and 2001, the amounts were $325,000 and $205,000, respectively.

The firm of Solomon, Winnett & Company was paid $173,000, $151,000 and $181,000 for income tax services provided by the firm during the years ended December 31, 2003, 2002 and 2001, respectively. Jerry Solomon is a partner in the firm and a member of the Company’s Board of Directors since 2001 and Chairman of the Audit Committee.

During 2003, 2002 and 2001, the Company received property management, brokerage, leasing commissions and other fees from affiliates and entities in which the Company holds ownership interests in the amounts of $5,224,000, $13,543,000 and $10,022,000, respectively.

In 2003, the Company received a commission fee in advance of the sale of a property owned by 1055 Wilshire, LLC, an affiliate the Company, in the amount of $1,640,000 and an advance on distributions from the same property in the amount of $360,000. Recognition of the commission fee as revenue was deferred and is recorded against investments in joint ventures at December 31, 2003.

In 2002, the Company foreclosed on the land collateralizing a note receivable held by the Company from the sale of land in Hawaii. Concurrently, the land was sold to a joint venture investment in which the Company holds an ownership interest. The gain on this transaction in the amount of $1,465,000 was deferred and is included in accrued expenses and other liabilities at December 31, 2003 and 2002.

In 2002, the Company sold its 50% interest in a building and parcel of land to KWI Property Fund I, L.P. in which the Company has a 5% ownership interest. The Company sold its 50% interest in a separate parcel of land to the third-party member of the partnership in exchange for cash and a note receivable. The Company recorded a gain of approximately $2.7 million in equity in joint venture income from these two transactions, after deferral of the Company’s 5% interest from the sale of the building to KWI Property Fund I, L.P.

In 2002, KWI Property Fund I, L.P. sold a building to a joint venture partnership in which the Company has a 47% ownership interest. The Company recorded a gain on the transaction of approximately $583,000 as equity in joint venture income. The Company’s equity in earnings from this transaction was reduced by deferral of income of the Company’s 47% ownership percentage in the new joint venture partnership.

In 2002, an apartment property owned by a joint venture partnership in which the Company had a 20% ownership interest, was sold to a new joint venture partnership in which the Company has a 17.7% ownership interest. The Company recorded a gain of approximately $1 million as equity in joint venture income after deferral of that portion of the gain representing the Company’s ownership interest in the new joint venture partnership.

NOTE 14 - INCOME TAXES

The Company’s income before provision for income taxes is as follows:

	Year ended December 31,
	2003	2002	2001
United States	$8,941,000	$5,817,000	$1,165,000
Foreign	—	3,123,000	2,544,000

	$8,941,000	$8,940,000	$3,709,000

The provision for income taxes consists of the following:

	Year ended December 31,
	2003	2002	2001
Current
Federal	$4,900,000	$(1,005,000)	$299,000
State	691,000	220,000	46,000
Foreign	—	1,156,000	3,218,000

	5,591,000	371,000	3,563,000
Deferred
Federal	(1,918,000)	2,370,000	(2,384,000)
State	(309,000)	457,000	100,000

	(2,227,000)	2,827,000	(2,284,000)

Total	$3,364,000	$3,198,000	$1,279,000

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2003	2002	2001
Tax computed at statutory rate	$3,129,000	$3,129,000	$1,360,000
State income, net of federal benefit	232,000	232,000	101,000
Foreign income	—	4,417,000	82,000
Foreign tax credits	—	(4,943,000)	—
Other	3,000	363,000	(264,000)

Provision for income taxes	3,364,000	3,198,000	1,279,000
Discontinued operations	(120,000)	235,000	67,000

	$3,244,000	$3,433,000	$1,346,000

The following summarizes the effect of deferred income tax items and the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Accrued reserves	$206,000	$197,000
Auction marketing expenses	—	9,000
Foreign tax credit	1,468,000	3,306,000
Investment basis and reserve differences	198,000	678,000
Investment write-down	940,000	940,000
Depreciation	63,000	—

Total deferred tax assets	2,875,000	5,130,000

Deferred tax liabilities:
Prepaid expenses	(1,281,000)	(1,138,000)
Installment sale	(545,000)	(545,000)
Capitalized interest	(2,499,000)	(1,627,000)
Basis difference in foreign subsidiary	—	(5,477,000)
Depreciation	—	(20,000)

Total deferred tax liabilities	(4,325,000)	(8,807,000)

Net deferred tax liability	$(1,450,000)	$(3,677,000)

Based upon the level of historical taxable income and projections for future taxable income over the periods which the Company’s gross deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2003.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under scheduled capital and operating leases, net of minor subleases, that have initial or remaining noncancelable terms in excess of one year are as follows:

Year	Capital Leases	Operating Leases
2004	$62,000	$2,109,000
2005	—	1,845,000
2006	—	1,425,000
2007	—	862,000
2008	—	647,000
Thereafter	—	855,000

Total minimum payments	62,000	$7,743,000

Amount representing interest	(10,000)

Obligations under capital leases, included in accrued expenses and other liabilities in the accompanying consolidated balance sheet	$52,000

Net rental expense amounted to $2,251,000, $3,006,000, and $3,527,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

EMPLOYMENT AGREEMENTS – The Company has entered into employment agreements with all of its principal officers which provide for annual base compensation in the aggregate amount of $1,950,000 and expire at various dates through December 2004, with one expiring in December 2009. The employment agreements provide for the payment of an annual bonus based upon the achievement of certain agreed-upon earnings objectives. The Company also has employment agreements with various other non-officer employees, which provide for minimum annual compensation of $2,916,000 in total, expiring at various dates through December 2004.

LITIGATION – The Company is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 16 - STOCK OPTION PLANS AND WARRANTS

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

The following table sets forth activity under the plans:

	Options	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, January 1, 2001	1,264,560	$0.93 - $12.96	$5.32
Granted	246,040	$3.80 - $ 4.50	$3.87
Exercised	(144,000)	$0.95 - $ 1.81	$1.45
Forfeited	(108,000)	$7.38 - $ 8.33	$8.11

Balance, December 31, 2001	1,258,600	$0.93 - $12.96	$5.20
Granted	55,540	$4.23 - $ 4.35	$4.31
Exercised	(250,500)	$2.13 - $ 3.72	$2.50
Forfeited	(137,500)	$3.81 - $12.96	$6.56

Balance, December 31, 2002	926,140	$0.93 - $ 9.00	$5.83
Exercised	(9,999)	$4.21 - $ 4.29	$4.24
Forfeited	(17,167)	$4.29 - $ 8.63	$8.19
Expired	(148,900)	$7.00 - $ 9.00	$8.02

Balance, December 31, 2003	750,074	$0.93 - $ 9.00	$5.36

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$0.93 - $1.81	41,580	2.64	$1.52	41,580	$1.52
$3.67 - $4.35	385,624	2.80	$3.85	303,954	$3.79
$5.25 - $6.13	30,540	1.61	$5.60	30,540	$5.60
$7.00 - $9.00	292,330	0.76	$7.87	269,330	$7.91

	750,074			645,404

The number of options exercisable at December 31, 2003, 2002 and 2001 were 645,404, 720,961 and 861,704, respectively.

At December 31, 2003, total warrants for the purchase of 596,631 shares of the Company’s common stock were outstanding. The warrants have exercise prices ranging from $3.72 to $10.00 per share and expire between 2005 and 2010.

NOTE 17 – CAPITAL STOCK TRANSACTIONS

During 2003, the Company acquired approximately 2.4 million shares of its stock for total consideration of approximately $11.5 million.

In 2002, the Company acquired approximately 203,000 shares of its stock for total consideration of $709,000.

In 2002, the Company’s chairman was awarded a grant of 1,000,000 shares of restricted stock. The shares vest over a period of eight years. The market value of the restricted stock at the date of grant of $5,750,000 was recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized over the eight-year vesting period.

In 2001, the Company granted 700,000 shares under a restricted stock agreement with the Company’s chairman pursuant to the terms of his employment agreement. The shares vest over a period of ten years. The market value of the restricted stock at the date of grant of $2,975,000 has been recorded as deferred compensation and is being amortized over the ten-year vesting period.

For the years ended December 31, 2003, 2002 and 2001, compensation expense for the restricted stock grants was $1,015,000, $794,000 and $298,000, respectively.

NOTE 18 – COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Accumulated other comprehensive income consists of foreign currency translation adjustments. The tax benefit associated with items included in other comprehensive income was $21,000 for the year ended December 31, 2003. The tax provision associated with items included in other comprehensive income was $120,000 for the year ended December 31, 2002. The following table provides a summary of the comprehensive income:

	Year ended December 31,
	2003	2002	2001
Net income	$5,382,000	$6,165,000	$2,540,000
Foreign currency translation (loss) gain, net of taxes	(285,000)	285,000	—

Comprehensive income	$5,097,000	$6,450,000	$2,540,000

NOTE 19 – EMPLOYEE BENEFIT ARRANGEMENTS

EMPLOYEE PROFIT SHARING PLAN – The Company maintains a profit sharing plan covering all full-time employees over the age of 21, who have completed three months of service prior to January 1 and July 1 of each year. Contributions to the profit sharing plan are made solely at the discretion of the Company’s Board of Directors. No contributions were made for the years ended December 31, 2003, 2002 and 2001.

In addition, the Company has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions, which authorize the Company to make discretionary contributions. During 2003, 2002 and 2001 the Company made matching contributions of $116,000, $35,000 and $197,000, respectively, to this plan.

DEFERRED COMPENSATION PLAN – The Company has a non-qualified deferred compensation plan to provide specified benefits to a select group of management and key employees and directors who contribute materially to the continued growth, development and future business success of the Company. Under this plan, participants are able to make salary deferral contributions of up to 100% of their total compensation. The plan also includes provisions, which authorize the Company to make discretionary contributions. The Company made no matching contributions during 2003, 2002 and 2001. The Company’s liability under this plan was $611,000 and $820,000 as of December 31, 2003 and 2002, respectively, and is included in accrued salaries and benefits.

NOTE 20 – SEGMENT INFORMATION

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

INVESTMENTS – With joint venture partners and on its own, the Company invests in commercial and residential real estate and purchases and manages pools of discounted notes. The Company’s current real estate portfolio focuses on commercial buildings and multiple-family residences.

The Company did not generate material intersegment revenues for the periods ended December 31, 2003, 2002 and 2001. The Company does not include capital expenditures by segment as part of the decision making process. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single external customer provided the Company with 10% or more of its revenues during any period presented in these financial statements.

The following tables reconcile the Company’s income and expense activity for the year ended December 31, 2003 and balance sheet data as of December 31, 2003.

2003 Reconciliation of Reportable Segment Information

	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$17,123,000	$971,000	$58,000	$36,000	$18,188,000
Commissions	3,326,000	1,333,000	213,000	—	4,872,000
Interest and other income	—	—	3,920,000	114,000	4,034,000

Total revenue	20,449,000	2,304,000	4,191,000	150,000	27,094,000

Depreciation and amortization	—	—	—	3,013,000	3,013,000
Other expenses	17,897,000	1,609,000	1,970,000	10,264,000	31,740,000

Total operating expenses	17,897,000	1,609,000	1,970,000	13,277,000	34,753,000
Equity in joint venture income	—	273,000	1,703,000	—	1,976,000
Equity in income of Kennedy-Wilson Japan	—	610,000	—	—	610,000

Total operating income (loss)	2,552,000	1,578,000	3,924,000	(13,127,000)	(5,073,000)
Non-operating income (expense)	—	—	—	14,014,000	14,014,000

Income (loss) before provision for income taxes	$2,552,000	$1,578,000	$3,924,000	$887,000	$8,941,000

Total assets	$8,730,000	$6,859,000	$95,045,000	$22,629,000	$133,263,000

The following tables reconcile the Company’s income and expense activity for the year ended December 31, 2002 and balance sheet data as of December 31, 2002.

2002 Reconciliation of Reportable Segment Information

	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$22,286,000	$2,993,000	$391,000	$81,000	$25,751,000
Commissions	3,446,000	10,143,000	895,000	326,000	14,810,000
Interest and other income	(2,000)	2,581,000	1,133,000	389,000	4,101,000

Total revenue	25,730,000	15,717,000	2,419,000	796,000	44,662,000

Depreciation and amortization	—	—	—	3,639,000	3,639,000
Other expenses	21,869,000	7,906,000	2,378,000	12,851,000	45,004,000

Total operating expenses	21,869,000	7,906,000	2,378,000	16,490,000	48,643,000
Equity in joint venture income	—	683,000	7,103,000	265,000	8,051,000
Equity in income of Kennedy-Wilson Japan	—	907,000	—	—	907,000

Total operating income (loss)	3,861,000	9,401,000	7,144,000	(15,429,000)	4,977,000
Non-operating income (expense)	—	(52,000)	—	8,106,000	8,054,000

Income (loss) before minority interest and provision for income taxes	$3,861,000	$9,349,000	$7,144,000	$(7,323,000)	$13,031,000

Total assets	$11,540,000	$8,854,000	$75,635,000	$33,046,000	$129,075,000

Segment information on geographic areas is as follows:

Revenue:
United States	$32,169,000
Japan (for the period January 1, 2002 through September 2002)	12,493,000

$44,662,000

The following tables reconcile the Company’s income and expense activity for the year ended December 31, 2001 and balance sheet data as of December 31, 2001.

2001 Reconciliation of Reportable Segment Information

	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$28,276,000	$5,031,000	$81,000		$33,388,000
Commissions	2,176,000	9,216,000	1,443,000		12,835,000
Sales of residential real estate	—	—	10,993,000		10,993,000
Interest and other income	355,000	1,554,000	549,000	$834,000	3,292,000

Total revenue	30,807,000	15,801,000	13,066,000	834,000	60,508,000

Depreciation and amortization	—	—	—	3,806,000	3,806,000
Operating expenses	27,927,000	12,951,000	11,438,000	3,141,000	55,457,000

Total operating expenses	27,927,000	12,951,000	11,438,000	6,947,000	59,263,000
Equity in joint venture income	—	4,608,000	807,000	—	5,415,000

Total operating income (loss)	2,880,000	7,458,000	2,435,000	(6,113,000)	6,660,000
Non-operating income (expense)	—	—	(804,000)	(2,147,000)	(2,951,000)

Income (loss) before provision for income taxes	$2,880,000	$7,458,000	$1,631,000	$(8,260,000)	$3,709,000

Total assets	$16,311,000	$31,598,000	$41,356,000	$39,591,000	$128,856,000

Segment information on geographic areas is as follows:

Revenue:
United States	$50,876,000
Japan	9,632,000

$60,508,000

NOTE 21 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Year ended December 31,
	2003	2002	2001
Income from continuing operations	$5,577,000	$5,742,000	$2,430,000
Income (loss) from discontinued operations	(195,000)	423,000	110,000

Net income	$5,382,000	$6,165,000	$2,540,000

Basic earnings per share:
Income from continuing operations	$0.66	$0.61	$0.28
Income (loss) from discontinued operations	$(0.02)	$0.05	$0.01

Net income	$0.64	$0.66	$0.29

Weighted average shares	8,413,621	9,338,307	8,700,883

Diluted earnings per share:
Income from continuing operations	$0.65	$0.60	$0.28
Income (loss) from discontinued operations	$(0.02)	$0.04	$0.01

Net income	$0.63	$0.64	$0.29

Weighted average shares	8,413,621	9,422,016	8,700,883
Options and warrants	195,375	162,205	187,615

Total diluted shares	8,608,996	9,584,221	8,888,498

Potentially dilutive securities excluded from the diluted earnings per share calculation for being anti-dilutive are as follows:

	Year ended December 31,
	2003	2002	2001
Convertible debentures	—	—	750,000
Options	322,870	763,935	1,070,985
Warrants	198,039	727,727	927,023
Restricted stock - unvested	1,263,239	1,389,853	630,000

NOTE 22 – UNAUDITED CONSOLIDATED QUARTERLY INFORMATION

	First Quarter	As restated Second Quarter	As previously reported Second Quarter
Year ended December 31, 2003

Total revenue	$6,159,000	$6,205,000	$6,205,000
Total operating expenses	(8,105,000)	(9,647,000)[1]	(10,147,000)
Equity in joint venture income	566,000	19,000	24,000

Total operating income (loss)	(1,380,000)	(3,423,000)	(3,918,000)
Non-operating income (expense)	2,589,000	10,635,000	10,635,000

Income before provision for income taxes	1,209,000	7,212,000	6,717,000
Provision for income taxes	(464,000)	(2,875,000)[2]	(2,687,000)

Income from continuing operations	745,000	4,337,000	4,030,000
Income from discontinued operations	1,000	3,000	—

Net income	$746,000	$4,340,000	$4,030,000

Basic earnings per share:
Income (loss) from continuing operations	$0.08	$0.52	$0.48
Income from discontinued operations	$0.00	$0.00	—

Net income	$0.08	$0.52	$0.48

Diluted earnings per share:
Income (loss) from continuing operations	$0.08	$0.51	$0.48
Income from discontinued operations	$0.00	$0.00	—

Net income	$0.08	$0.51	$0.48

	As restated Third Quarter	As previously reported Third Quarter	Fourth Quarter
Year ended December 31, 2003

Total revenue	$6,851,000	$6,851,000	$7,879,000
Total operating expenses	(7,965,000)[1]	(8,265,000)	(9,036,000)
Equity in joint venture income	1,987,000	1,790,000	14,000

Total operating income (loss)	873,000	376,000	(1,143,000)
Non-operating income (expense)	1,184,000	835,000	(394,000)

Income (loss) before provision for income taxes	2,057,000	1,211,000	(1,537,000)
Provision for income taxes	(776,000)[2]	(485,000)	751,000

Income (loss) from continuing operations	1,281,000	726,000	(786,000)
Loss from discontinued operations	(119,000)	—	(80,000)

Net income (loss)	$1,162,000	$726,000	$(866,000)

Basic earnings per share:
Income (loss) from continuing operations	$0.16	$0.09	$(0.10)
Loss from discontinued operations	$(0.01)	—	$(0.01)

Net income (loss)	$0.15	$0.09	$(0.11)

Diluted earnings per share:
Income (loss) from continuing operations	$0.16	$0.09	$(0.10)
Loss from discontinued operations	$(0.01)	—	$(0.01)

Net income (loss)	$0.15	$0.09	$(0.11)

[1]	Adjustment for prior years’ deferred compensation expense
[2]	Adjustment of provision for income taxes for above adjustment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2002

Total revenue	$10,042,000	$11,691,000	$14,094,000	$8,835,000
Total operating expenses	(12,070,000)	(11,288,000)	(13,598,000)	(11,687,000)
Equity in joint venture income	508,000	1,762,000	1,349,000	4,432,000
Equity in income of Kennedy- Wilson Japan	—	—	—	907,000

Total operating income (loss)	(1,520,000)	2,165,000	1,845,000	2,487,000
Non-operating income (expense)	7,809,000	250,000	1,253,000	(1,258,000)

Income before minority interest and income taxes	6,289,000	2,415,000	3,098,000	1,229,000
Minority interest	(202,000)	(1,680,000)	(2,209,000)	—
Provision for income taxes	(2,178,000)	(265,000)	(318,000)	(437,000)

Income from continuing operations	3,909,000	470,000	571,000	792,000
Income from discontinued operations	56,000	59,000	167,000	141,000

Net income	$3,965,000	$529,000	$738,000	$933,000

Basic earnings per share:
Income from continuing operations	$0.44	$0.05	$0.06	$0.08
Income from discontinued operations	$0.01	$0.01	$0.02	$0.02

Net income	$0.45	$0.06	$0.08	$0.10

Diluted earnings per share:
Income from continuing operations	$0.40	$0.05	$0.06	$0.08
Income from discontinued operations	$0.01	$0.01	$0.02	$0.01

Net income	$0.40	$0.06	$0.07	$0.10

NOTE 23 – SUBSEQUENT EVENTS

In January 2004, the Company entered into an agreement with a former employee to purchase approximately 1.3 million shares of the Company’s common stock. The agreement also includes the cancellation of the employee’s consulting agreement, which had remaining payments due of about $1.3 million, and the cancellation of options to purchase 90,000 shares of the Company’s stock valued at $377,000. The total purchase price was approximately $12.5 million. The Company issued an unsecured note in the amount of $12.5 million, which has a zero percent stated interest and will be paid in eight installments through March 2007. Using an imputed interest rate of 8% on the note, the present value of the portion of the purchase price related to the 1.3 million shares purchased equates to about $6.75 per share. The Company will record a charge in the first quarter of 2004 related to this transaction.

Also in January 2004, the Company purchased approximately 339,000 shares of the Company’s stock from another former employee for approximately $1.9 million.

In February 2004, the Company, through a joint venture investment, purchased a commercial real estate development located in downtown Los Angeles that includes an office building, retail center, hotel and parking garage. The Company contributed 10% of the joint venture’s equity in the approximate amount of $3.1 million.

NOTE 24 – RESTATEMENT

During the fourth quarter of 2003, the Company’s management determined that the accounting for a deferred compensation plan initiated in 1997 (the Plan) required revision. Based on an analysis of the prior accounting, management concluded that the liability for the Plan was understated by $1,900,000 and it was further determined that the understatement occurred during the period from the Plan’s 1997 inception through December 31, 2000. As a result, retained earnings as of January 1, 2001, has been restated to increase the liability by $1,900,000 to properly state accrued salaries and benefits at $9,355,000, less the related tax benefit of $722,000 (included in deferred and accrued income taxes). The net of tax impact of $1,178,000 on retained earnings is reflected as a restatement to the January 1, 2001 balance of retained earnings in the accompanying consolidated statement of stockholders’ equity and comprehensive income, as follows:

Retained earnings as of January 1, 2001, as previously reported	$3,756,000
Prior period adjustment to revise deferred compensation liability, net of tax	(1,178,000)

Retained earnings as of January 1, 2001, as restated	$2,578,000

Retained earnings, accrued salaries and benefits and deferred and accrued income taxes in the accompanying consolidated balance sheets at December 31, 2002 have been modified from the amounts previously reported to reflect the 2001 restatement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding the change in our independent accountants can be found in our report on Form 8-K filed on October 30, 2002. We incorporate the information contained in such report by reference.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2003, the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Directors and Executive Officers of the Company will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to Executive Compensation will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to Certain Relationships and Related Transactions will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to Principal Account Fees and Services will be set forth in the Company’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements. Reference is made to the Index to Financial Statements and Schedules in Item 8 hereof.

2.	Financial Statement Schedules.

Schedule III — Real Estate Owned

Supplemental financial statement schedules not listed above are omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

(b) Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, as amended to date.

3.2	Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.1	Employee Profit Sharing Plan and Trust, as amended to date. (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.2	Deferred Compensation Plan dated September 1, 1997.

10.3	1992 Non-employee Director Stock Option Plan. (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.4	1992 Incentive and Nonstatutory Stock Option Plan. (Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-73324) and incorporated herein by this reference).

10.4.1	1993 Amendment to 1992 Incentive and Nonstatutory Stock Option Plan.

10.5	Employment Agreement dated August 14, 1992 between the Company and William J. McMorrow. (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.5.1	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between the Company and William J. McMorrow.

10.5.2	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between the Company and William J. McMorrow.

10.5.3	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between the Company and William J. McMorrow.

10.5.4	Eighth Amendment to Employment Agreement dated as of December 13, 1999 between the Company and William J. McMorrow.

10.5.5	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and William J. McMorrow.

10.5.6	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between the Company and William J. McMorrow.

10.5.7*	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between the Company and William J. McMorrow.

10.6	Limited Liability Company Operating Agreement of KW-A, LLC dated as of July 17, 1998.

10.7	Employment Agreement dated as of July 17, 1998 between KW-A, LLC and Barry Schlesinger.

10.8	Executive Services Agreement dated as of July 17, 1998 between the Company and KW-A, LLC.

10.9	Employment Agreement dated as of January 1, 1997 between the Company and Richard Mandel. (Filed as Exhibit 10.9 to the Company’s 1996 Annual Report on Form 10-K and incorporated herein by this reference).

10.9.1	First Amendment to Employment Agreement dated as of May 19, 1997 between the Company and Richard Mandel.

10.9.2	Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Richard Mandel.

10.9.3	Third Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Richard Mandel.

10.9.4	Fourth Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Richard Mandel.

10.9.5	Fifth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and Richard Mandel.

10.10	Employment Agreement dated January 1, 1996 between the Company and Lewis Halpert.

10.10.1	First Amendment to Employment Agreement dated January 1, 1997 between the Company and Lewis Halpert. (Filed as Exhibit 10.12 to the Company’s 1997 Annual Report on Form 10-K and incorporated herein by this reference).

10.10.2	Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Lewis Halpert.

10.10.3	Third Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Lewis Halpert.

10.10.4	Fourth Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Lewis Halpert.

10.10.5	Fifth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and Lewis Halpert.

10.11	Employment Agreement dated April 1, 1996 between the Company and Freeman Lyle. (Filed as Exhibit 10.13 to the Company’s 1997 Annual Report on form 10-K and incorporated herein by this reference).

10.11.1	Second Amendment to Employment Agreement dated April 1, 1998 between the Company and Freeman Lyle.

10.11.2	Third Amendment to Employment Agreement dated as of April 1, 1998 between the Company and Freeman Lyle.

10.11.3	Fourth Amendment to Employment Agreement dated as of April 1, 1999 between the Company and Freeman Lyle.

10.11.4	Fifth Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Freeman Lyle.

10.11.5	Sixth Amendment to Employment Agreement dated as of January 1, 2001 between the Company and Freeman Lyle.

10.11.6	Seventh Amendment to Employment Agreement dated as of March 28, 2001 between the Company and Freeman Lyle.

10.11.7	Eight Amendment to Employment Agreement dated as of September 1, 2002 between the Company and Freeman Lyle.

10.11.8*	Ninth Amendment to Employment Agreement dated October 1, 2003 between the Company and Freeman Lyle.

10.12	Unsecured Promissory Note dated December 22, 1997 by Freeman Lyle in favor of the Company.

10.13	Office Lease dated as of September 1, 1998 between the Company and Wilshire-Camden Associates.

10.14	Indemnification Agreement dated August 13, 1992 among the Company, Kennedy-Wilson International, Inc., William J. McMorrow, William R. Stevenson, Lewis A. Halpert and Kenneth V. Stevens. (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.15	Form of Stock Option Agreement under the Company’s 1992 Incentive and Nonstatutory Stock Option Plan. (Filed as Exhibit 10.23 of the Company’s 1992 Annual Report on Form 10-K and incorporated herein by this reference).

10.16	Form of Stock Option Agreement under the Company’s 1992 Non-employee Director Stock Option Plan. (Filed as Exhibit 10.24 of the Company’s 1992 Annual Report on Form 10-K and incorporated herein by this reference).

10.17	Amended and Restated Revolving Credit Agreement dated as of September 10, 1998 between the Company and East-West Bank.

10.18	Loan Agreement dated as of July 28, 1998 between Kennedy-Wilson Properties, Ltd. and East-West Bank.

10.19	Guaranty dated as of July 28, 1998 by the Company in favor of East-West Bank.

10.20	Loan Commitment Letter dated July 2, 1998 between KW-KAU, LLC, Kennedy-Wilson International, Inc. and Old Standard Life Insurance Company.

10.21	Loan and Warrant Agreement dated June 3, 1998 between the Company and FBR Asset Investment Corporation. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

10.21.1	Loan Modification Agreement dated November 30, 1998 between the Company and FBR Asset Investment Corporation.

10.22	Common Stock Registration Rights Agreement dated as of June 3, 1998 between the Company and FBR Asset Investment Incorporation. (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

10.23	Form of Warrant to be issued by the Company to FBR Asset Investment Corporation. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A and incorporated herein by this reference).

10.24	Bridge Loan Agreement dated as of July 16, 1998 among the Company, Kennedy-Wilson International, Inc., K-W Properties, Kennedy-Wilson Properties, Ltd. and Colony K-W LLC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.25	Investor’s Agreement dated July 16, 1998 between the Company and Colony Investors III, L.P.

10.26	Registration Rights Agreement dated as of July 16, 1998 between the Company and Colony Investors III, L.P. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.27	Warrant Agreement dated as of July 16, 1998 between the Company and Colony Investors III, L.P. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.28	Form of Warrant issued July 16, 1998 by the Company to Colony Investors III, L.P. (Filed as Exhibit 10.4 to the Company’s 1998 Current Report on Form 8-K dated September 30, 1998 and incorporated herein by this reference).

10.29	Agreement of Limited Partnership of Colony-KW Partners, L.P.

10.30	Purchase and Sale of Stock Between K-W Properties and Camden Investment Property Group Inc

10.31	Purchase and Sale of Membership Interest in Del Mar Pasadena, LLC between K-W Del Mar Group, Inc. and Camden Investment Properties Group Inc.

10.32	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and GATX Capital Corp.

10.33	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Combined Insurance Company of America.

10.34	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Virginia Surety Company, Inc.

10.35	Note Purchase Agreement date as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Resource Life Insurance Company.

10.36	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to GATX Capital Corp., duly executed by Kennedy-Wilson, Inc. in the amount of $10,000,000.

10.37	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Combine Insurance Company of America, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000.

10.38	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Virginia Surety Company, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000.

10.39	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Resource Life Insurance Company, duly executed by Kennedy-Wilson, Inc. in the amount of $1,000,000.

10.40	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of GATX Capital Corp.

10.41	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Combined Insurance Company of America.

10.42	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Virginia Surety Company, Inc.

10.43	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Resource Life Insurance Company

10.44	First Amendment to Loan Agreement dated as of June 6, 2000 between Kennedy-Wilson International, Kennedy-Wilson Properties, Ltd. and K-W Properties Inc., and East-West Bank.

10.45	Second Amendment to Loan Agreement dated as of June 6, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and East-West Bank.

10.46	Third Modification Agreement to Loan Agreement dated as of June 20, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and Tokai Bank of California.

10.47	Fourth Modification Agreement to Loan Agreement dated as of July 7, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and Tokai Bank of California.

10.48	Loan Agreement dated as of June 13, 2002 by and between Kennedy-Wilson, Inc. and U.S. Bank National Association and East-West Bank.

10.49	Promissory note due June 13, 2005, dated June 13, 2002 made payable to U.S. Bank National Association and East-West Bank, duly executed by Kennedy-Wilson, Inc. in the amount of $25,000,000.

10.50	Promissory note due June 13, 2005, dated June 13, 2002 made payable to U.S Bank National Association and East-West Bank, duly executed by Kennedy-Wilson, Inc. in the amount of $5,000,000.

10.51	Exchange Agreement dated as of September 30, 2002, by and among Kennedy-Wilson, Inc. and The Several Purchasers Named in Schedule I

10.52	Subordinated Note due April 15, 2006, dated September 30, 2002 payable to Cahill, Warnock Strategic Partners Fund, L.P., duly executed by Kennedy-Wilson, Inc. in the amount of $2,627,237.

10.53	Subordinated Note due April 15, 2006, dated September 30, 2002 payable to Strategic Associates, L.P., duly executed by Kennedy-Wilson, Inc. in the amount of $145,573.

10.54	Employment Agreement dated January 1, 2002 between the Company and Mary Ricks.

10.55	Business Loan Agreement and Promissory Note dated as of September 25, 2002 by and between Kennedy-Wilson, Inc. and Pacific Western National Bank.

10.56	Loan and Security Agreement dated as of December 11, 2002 by and between KWP Financial IX, Inc. and Foothill Capital Corporation.

10.57	Business Loan Agreement and Promissory Note dated as of January 27, 2003 by and between Kennedy-Wilson, Inc. and Pacific Western National Bank.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of independent accountants-KPMG LLP

23.2*	Consent of independent accountants-Deloitte & Touche LLP

31.1*	Certification required by Rule 13a-14(a) or Rule 15(d)-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15(d)-14(a).

32.1*	Certification by the CEO and CFO as required by Rule 13a-14(b) or 15(d)-14-(b) and Section 1350 of Chapter 63 of Title 13 of the United Status Code (18.U.S.C. §1350).

*	Filed herewith.

(c) Current reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNEDY-WILSON, INC.

Date: March 30, 2004	By:	/s/ WILLIAM J. McMORROW
William J. McMorrow
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM J. McMORROW William J. McMorrow	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ FREEMAN A. LYLE Freeman A. Lyle	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2004

/s/ BARRY SCHLESINGER Barry Schlesinger	Chairman, KWI Fund Management Group and Director	March 30, 2004

/s/ MARY RICKS Mary Ricks	Managing Director and Director	March 30, 2004

/s/ KENT MOUTON Kent Mouton	Director	March 30, 2004

/s/ DONALD PRELL Donald Prell	Director	March 30, 2004

/s/ JERRY R. SOLOMON Jerry R. Solomon	Director	March 30, 2004

Kennedy-Wilson, Inc.

Schedule III—Real Estate Owned

For the year ended December 31, 2003

	Encum- brance	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period		Total	Accumulated Depreciation
		Land	Building and Improve- ments	Improve- ments	Carrying Costs	Land	Building and Improve- ments
Commercial properties:
2 Industrial Buildings & land, San Antonio, TX	$7,876,000	$692,000	$7,320,000	—	—	$692,000	$7,320,000	$8,012,000	$(273,000)
Hotel/Restaurant, Port Isabel, TX	—	167,000	333,000	—	—	167,000	333,000	500,000	—
Gas Station, Seattle, WA	—	102,000	203,000	—	—	102,000	203,000	305,000	—

	7,876,000	961,000	7,856,000	—	—	961,000	7,856,000	8,817,000	(273,000)

Residential properties:									—
13 lots, Thousand Oaks, CA	8,150,000	8,000,000	—	152,000	—	8,000,000	152,000	8,152,000

	$16,026,000	$8,961,000	$7,856,000	$152,000	—	$8,961,000	$8,008,000	$16,969,000	$(273,000)

Balance at beginning of year		$15,833,000
Additions during year:
Acquisitions	8,000,000
Transfer in	805,000
Improvements	152,000	$8,957,000

Deductions during year:
Disposition of real estate	(7,821,000)	(7,821,000)

Balance at end of year		$16,969,000

The aggregate cost for federal income tax purposes is approximately $16,900,000 at December 31, 2003.

See accompanying independent auditor’s report.