Form 10-K/A
period 2003-12-31
KENNEDY WILSON INC
filed 2004-04-29
CIK 885720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-20418

KENNEDY-WILSON, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4364537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9601 Wilshire Boulevard, Suite 220

Beverly Hills, California 90210

(310) 887-6400

(Address, including zip code and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in the Securities and Exchange Act Rule 12b-2.    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the NASDAQ Stock Market on April 23, 2004 was approximately $22,500,000. The number of shares of the registrant’s Common Stock outstanding as of April 23, 2004 was 7,197,858.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTRODUCTION

This Form 10-K/A amends the Form 10-K filed by Kennedy-Wilson, Inc. (the “Company”) on March 31, 2004. This Form 10-K/A is being filed to: (a) amend Item 3 of Part I; and (b) set forth the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, because a definitive proxy statement containing the Part III information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. This Form 10-K/A also includes new Certifications by William McMorrow, Chief Executive Officer of the Company, and Freeman Lyle, Executive Vice President and Chief Financial Officer of the Company, as required under Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K. Except for the foregoing matters, no other information included in the original Form 10-K is amended by this Form 10-K/A.

PART I

ITEM 3. LEGAL PROCEEDINGS

This Item 3 has been updated for certain events occurring subsequent to the filing of the Company’s original Form 10-K filing.

The Company is involved in various legal proceedings generally incidental to its business in addition to the proceeding identified below. These matters are generally covered by insurance. While the ultimate disposition of these proceedings is not known, it is the Company’s policy to evaluate such matters on a case by case basis and vigorously contest any such claims which the Company believes are without merit.

On April 26, 2004, Paul Senior (“Senior”) filed a shareholder derivative suit in the Superior Court of the State of California, County of Los Angeles on behalf of the Company against the Company’s current Board of Directors and three former members of the Board of Directors. The Senior complaint alleges, among other things, that the defendants breached their fiduciary duties to the Company and wasted corporate assets and seeks declaratory relief, compensatory damages, the imposition of a constructive trust, injunctive relief and attorneys’ fees and costs.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company’s directors and executive officers are listed below:

NAME	AGE	TITLE	BOARD TERM EXPIRES
William McMorrow	57	Chairman of the Board of Directors and Chief Executive Officer	2004
Freeman Lyle	50	Executive Vice President, Chief Financial Officer and Secretary	N/A
Barry Schlesinger	63	Director and Senior Managing Director	2006
Mary Ricks	39	Director and Senior Managing Director	2006
Jerry R. Solomon	52	Director and Chairman of the Audit Committee	2004
Kent Mouton	51	Director and Chairman of the Compensation Committee	2005
Donald Prell	80	Director	2004

WILLIAM McMORROW has been Chairman of the Board and Chief Executive Officer since joining the Company’s predecessor company in 1988. Since that time, he has been instrumental to the Company’s growth into a diversified real estate services and investment company. Prior to 1988, Mr. McMorrow had more than 17 years of finance experience specializing in problem real estate held by financial institutions and insurance companies. For five years, he was the Executive Vice President and Chairman of the Credit Policy Committee at Imperial Bank, a subsidiary of a publicly traded company headquartered in Southern California. During his tenure with the Bank, he was responsible for restructuring a significant portion of the Bank’s assets, as well as the marketing and disposition of properties it owned. Additionally, Mr. McMorrow has held senior positions with various other financial services firms including Fidelity Bank in Pennsylvania, where he was Senior Vice President for eight years. Mr. McMorrow holds Bachelor of Science and Master of Business Administration degrees from the University of Southern California. He is also a member of the Executive Board of the Lusk Center for Real Estate at the University of Southern California.

FREEMAN LYLE has been Executive Vice President, Chief Financial Officer and Secretary since joining the Company in April of 1996. He is responsible for all of the Company’s financial and administrative matters, including overseeing the capital structure and arranging and maintaining credit facilities. Prior to joining the Company, Mr. Lyle owned and operated an independent real estate investment, financing and consulting firm. From 1980 to 1994, Mr. Lyle served as Vice President and Corporate Controller at R&B Realty Group, an international real estate investment and services firm. During his tenure, he also served as Vice President and Director of R&B Asset Management Co. and had line responsibility for the financial performance of a diversified real estate and loan portfolio. Prior to that, he was a senior auditor at Ernst & Young LLP. Mr. Lyle holds a Master of Business Administration degree from the University of Southern California, and a Bachelor of Science degree from California State University, Northridge. He is a Certified Public Accountant and holds a real estate broker’s license.

BARRY SCHLESINGER has served as a member of the Board since July 1998 and is a Senior Managing Director in charge of KWI Fund Management Group, the Company’s wholly owned real estate services and fund management subsidiary, since January 1, 2001. Previously, Mr. Schlesinger served as President of Kennedy-Wilson Properties Ltd., the Company’s wholly owned property management and leasing subsidiary. Mr. Schlesinger serves as a Senior Managing Director through an Executive Services Agreement with CV I R.E. SERVICES, LLC (“CV I”) dated October 25, 2000, as amended. From 1990 to July 1998, he served as Chairman of the Board of Directors and Chief Executive Officer of Heitman Properties, Ltd., which the Company purchased in July 1998 and renamed Kennedy-Wilson Properties Ltd. The Executive Services Agreement is discussed in more detail in “Executive Compensation-Employment Agreements”. Prior to joining Heitman Properties, Ltd. in 1971, Mr. Schlesinger was responsible for project planning and scheduling for Tishman Realty and Construction Company. He has 37 years of real estate experience. Mr. Schlesinger holds a Bachelor of Science degree from the New York University College of Engineering.

MARY RICKS was appointed to the Board of Directors in October 2001. She serves as a Senior Managing Director and is responsible for the firm’s West Coast Commercial Brokerage Group. The division implements marketing strategies for all types of properties including hotels and resorts, office buildings, industrial, golf courses, retail and land developments throughout the U.S. and internationally. Since joining Kennedy-Wilson in 1990, she has been responsible for marketing efforts with total sales in excess of $3 billion. Prior to this position, she was a commercial broker for the Hanes Company in Woodland Hills, California. She received a Bachelor’s Degree from the University of California, Los Angeles.

JERRY SOLOMON was appointed to the Board of Directors in May 2001 and serves as Chairman of the Audit Committee. He founded Solomon, Winnett & Girard, Certified Public Accountants, Inc. in 1988, which specializes in business, tax and financial management of entrepreneurs and their businesses. Previously, he was the Administrative Partner at Roth, Bookstein & Zaslow, CPAs, which had over seventy staff members. Prior to that, he was in the tax department at J.K. Lasser and Company. He received a Bachelor of Arts degree in Accounting, as well as a Masters of Business Administration degree, from the University of California, Berkeley and has been licensed as a Certified Public Accountant in California since 1976.

KENT MOUTON has served as a member of the Board since December 1995, as Chairman of the Compensation Committee since 1995, and as a member of the Audit Committee since 1995. Mr. Mouton has been a partner in the law firm of Kulik, Gottesman & Mouton, LLP in Los Angeles, California since 1991. He specializes in the practice of real estate transactions. Mr. Mouton holds a Bachelor of Arts degree and a Juris Doctor degree from UCLA.

DONALD PRELL has served as a member of the Board since March 1992, as Chairman of the Audit Committee from 1992 through March 2002, and as a member of the Compensation Committee since 1992. For the past eleven years, Mr. Prell has been a business consultant and private investor. From 1980 to 1990, he was the Chief Credit Officer of Imperial Bancorp, where he also served as President of three of its wholly owned subsidiaries: Imperial International Bank, Imperial Creditcorp and Imperial Ventures. He is a member of the Board of Councilors of the UCLA Foundation. Mr. Prell holds a C.Phil. from the University of London and a Bachelor of Arts degree from University of California, Los Angeles.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

OF THE BOARD OF DIRECTORS

The Board held two meetings in 2003. Each director attended seventy-five percent or more of the meetings of the Board and the Committees of the Board on which the director served, if any. From time to time, the members of the Board and the Committees of the Board act by unanimous written consent as permitted by the laws of the State of Delaware.

The Board currently has two committees: an Audit Committee and a Compensation Committee. The members of each committee are selected by a majority vote of the Board of Directors.

Board Nominations

Director candidates are nominated by the Company’s Compensation Committee acting in the capacity of a nominating committee. The Compensation Committee will consider candidates based upon their business and financial experience, personal characteristics, expertise that is complementary to the background and experience of other Board members, willingness to devote the required amount of time to carrying out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Compensation Committee deems necessary to ascertain the candidates ability to serve on the Board. The Compensation Committee will not consider nominee recommendations from security holders, other than the recommendations received not later than January 20, 2005, from a security holder or group of security holders that beneficially owned more than five percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made.

Audit Committee

The Audit Committee is composed of three non-employee directors, Jerry R. Solomon (Chairman and financial expert), Donald B. Prell and Kent Y. Mouton. Messrs. Solomon and Prell meet the independence requirements of NASDAQ, Mr. Mouton does not. Nevertheless, the Board determined that Mr. Mouton’s service on the Audit Committee is in the best interests of the Company and its stockholders. The Audit Committee makes recommendations for selection of the Company’s independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and any non-audit fees, and reviews the adequacy of the Company’s internal accounting controls and financial management practices. The Audit Committee held four meetings in 2003.

Compensation Committee

The Compensation Committee establishes the Company’s general compensation policies and determines the compensation levels for the Chief Executive Officer and other senior executive officers. The Compensation Committee also has oversight responsibility for administering the Company’s stock option plans (other than Plan C for non-employee director stock options, pursuant to which options are granted automatically upon the initial election of a non-employee director and upon each subsequent re-election). The Compensation Committee held four meetings in 2003. See “Report of Compensation Committee on Executive Compensation”.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Company’s directors and certain of its officers, as well as persons who own ten percent or more of the Company’s outstanding Common Stock (“Insiders”), to file an initial report of beneficial ownership of stock of the Company and reports of changes in beneficial ownership thereafter with the Securities and Exchange Commission. Section 16(a) requires Insiders to deliver copies of all reports filed under Section 16(a) to the Company. Based solely on a review of those copies received, the Company believes that Insiders have complied with all applicable Section 16(a) filing requirements for fiscal 2003.

CODE OF ETHICS AND CONDUCT

The Company has adopted a Code of Ethics and Conduct, which is a code of conduct and ethics that applies to all of its directors, officers and employees. The Code of Ethics and Conduct may be obtained, without charge, upon written request addressed to the attention of the Secretary of the Company, Kennedy-Wilson, Inc., 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California 90210-5205. The Secretary will review all such correspondence and will regularly forward to the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned during each of the last three fiscal years by the Chief Executive Officer of the Company and the three other most highly compensated executive officers of the Company who served in either of those capacities during fiscal 2003 (collectively, the “Named Executive Officers”) for services rendered:

Summary Compensation Table

Name and Position	Year	Annual compensation			Awards		Payouts
		Salary($)	Bonus($)	All Other Annual Compensation($)(1)	Restricted Stock Awards(#)	Securities Underlying Options SARS(#)	LTIP Payouts($)	All other Compensation($)
William McMorrow Chairman of the Board, Chief Executive Officer	2003 2002 2001	600,000 400,000 400,000	500,000 750,000 300,000	1,209,500 988,500 492,000	— 1,000,000 700,000	— — —	— — —	— — —

Freeman Lyle Executive Vice President, Chief Financial Officer and Secretary	2003 2002 2001	316,000 300,000 225,000	75,000 50,000 50,000	1,500 86,500 251,500	— — —	— — —	— — —	— — —

Barry Schlesinger Senior Managing Director	2003 2002 2001	350,000 300,000 240,000	66,000 192,000 75,000	— — 250,000	— — —	— — —	— — —	— — —

Mary Ricks Senior Managing Director	2003 2002 2001	325,000 300,000 225,000	200,000 364,377 194,707	1,500 1,500 1,500	— — —	— 30,000 50,000	— — —	— — —

(1)	Unless otherwise indicated, “Other Annual Compensation” includes, among other things, restricted stock grants, signing bonus, 401(k) contributions and car allowance contributions.

401(k), Profit Sharing and Deferred Compensation Plans

The Company has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Employees who are 21 or older who have completed six months of service prior to January 1, April 1, July 1 and September 1 of each year are eligible to participate. Under the 401(k) Plan, participants are able to reduce their current compensation from 1% up to the lesser of 15% or the statutorily prescribed annual limit allowable under Internal Revenue Service Regulations and have that amount contributed to the 401(k) Plan. The 401(k) Plan also includes provisions which authorize the Company to make discretionary contributions. During 2003 the Company made $116,000 in matching contributions to the 401(k) Plan. The Company also maintains a profit sharing plan (the “Profit Sharing Plan”) covering all full-time employees meeting certain minimum age and service requirements. Contributions to the Profit Sharing Plan are made solely at the discretion of the Board. No contributions were made to the Profit Sharing Plan in 2003. The Company maintains a non-qualified deferred compensation plan (the “Plan”) to provide benefits to management, employees or directors who contribute materially to the Company’s continued growth. Under the Plan, participants are able to defer up to 100% of their total compensation. The Company is authorized to make discretionary matching contributions. During 2003, there were no Company contributions to the Plan.

Named	Executive Officer Stock Options

The following table provides information about stock option grants made to each of the Named Executive Officers during 2003:

Stock Option Grants in 2003

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2003	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%
William McMorrow	—	—	—	—	—	—
Freeman Lyle	—	—	—	—	—	—
Barry Schlesinger	—	—	—	—	—	—
Mary Ricks	—	—	—	—	—	—

(1)	The potential realizable value assumes that the stock price at the time each option is granted will appreciate at the stated percentage rate.

The following table provides information about stock options held by the Named Executive Officers as of December 31, 2003:

Aggregated Option Exercises in 2003

and Option Values as Of December 31, 2003

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options as of December 31, 2003		Value of Unexercised In- the-Money Options as of December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
William McMorrow	—	N/A	127,500	—	$231,999	—
Freeman Lyle	—	N/A	65,000	—	$120,249	—
Barry Schlesinger	—	N/A	155,000	20,000	—	—
Mary Ricks	—	N/A	68,333	36,667	$142,333	$80,668

Employment Agreements

The employment agreements of the Named Executive Officers are described below:

•	MR. McMORROW’S agreement, as amended, provides for a term expiring on December 31, 2014, a base salary of $800,000 per annum, a discretionary annual bonus, and a one-time grant of restricted stock of 1,000,000 shares of Kennedy-Wilson, Inc. common stock effective April 22, 2002, vesting in equal installments until December 31, 2009.

•	MR. LYLE’S agreement, as amended, provides for a term expiring on December 31, 2004, a base salary of $325,000 per annum and a discretionary performance bonus of up to 100% of base salary.

•	MR. SCHLESINGER’S employment contract is with CV I and provides for a term expiring on December 31, 2004. CV I is a limited liability company, of which Mr. Schlesinger is a member, that provides executive management services to the Company. Mr. Schlesinger’s employment contract provides for a base salary of $400,000 for 2004, plus an annual incentive bonus of 50% of the amount of the Bonus Pool, as defined, of the Kennedy-Wilson real estate related property funds. The Bonus Pool is defined as 20% of total revenue less total expenses, less a cost of capital and overhead charge.

•	MS. RICKS’ agreement provides for a term expiring on December 31, 2004, a base salary of $400,000 per annum and a bonus of 15% to 20% of the net profits earned by the Company’s notes division and West Coast Commercial Group.

In addition to compensation as noted above, each agreement sets forth the services the Named Executive Officer is to provide to the Company, such Named Executive Officer’s benefits and expenses reimbursement rights and obligations, if any, a non-competition covenant, a confidentiality agreement and terms for termination. The employment agreement for Mr. McMorrow provides for a severance payment equal to two times his annual compensation as determined by the arithmetic average of his salary and bonus for the prior three years upon the termination of his employment agreement due to a change-in-control.

Director	Compensation

Each non-employee director of the Company receives a quarterly retainer of $6,250 plus a fee of $1,000 for each Board meeting attended and $500 for each Board Committee meeting attended. Employee-directors receive no additional compensation for their service on the Board or on any Board Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of three non-employee directors, Kent Y. Mouton (Chairman), Donald B. Prell and Jerry R. Solomon. No executive officer of the Company has served during 2003 or subsequently as a member of the board of directors or compensation committee of any entity which has one or more executive officers who serve on the Board or the Compensation Committee. During fiscal 2003, the Company paid the law firm of Kulik, Gottesman & Mouton, of which Kent Y. Mouton is partner, an aggregate of $563,000 in legal fees. In addition, during 2003 the Company paid the accounting firm of Solomon, Winnett & Company, of which Jerry R. Solomon is a partner, an aggregate of $173,000 for income tax services rendered. No other member of the Company’s Compensation Committee had any relationship or transaction with the Company required to be disclosed pursuant to Item 402(j) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “Certain Relationships and Related Transactions”.

REPORT OF THE COMPENSATION COMMITTEE

OF THE BOARD OF DIRECTORS

ON EXECUTIVE COMPENSATION

OVERVIEW	AND PHILOSOPHY

The Compensation Committee of the Board (the “Compensation Committee”) establishes the general compensation policies of the Company, determines the compensation levels for the Chief Executive Officer and other senior officers of the Company and administers and/or provides oversight on all incentive plans, including the Company’s 1992 Incentive and Non-Statutory Stock Option Plan and the approval of any grants of stock options thereunder.

The Company applies a consistent philosophy to compensation for all employees, including officers. This philosophy is based upon the premise that the achievements of the Company result from the coordinated efforts of all individuals working toward common, defined objectives. The Company strives to attain these objectives through teamwork that is focused upon meeting the expectations of customers and Stockholders.

COMPENSATION POLICY

The Compensation Committee believes that the Company is engaged in highly competitive businesses and must attract and retain qualified executives in order to be successful. Accordingly, the compensation policy for executive officers is designed to (i) provide a total compensation package for officers that is competitive and enables the Company to attract and retain key executive and employee talent needed to accomplish its business objectives and (ii) to directly link compensation to improvements in performance and increase in Stockholder value. As a result, executive compensation generally includes base salary, cash incentive bonus, and the discretionary award of stock options by the Compensation Committee.

The Company’s executive compensation policy is to ensure that a substantial portion of potential aggregate annual compensation be contingent upon the performance of the Company. The Company is committed to providing sales commission and/or incentive opportunities that, together with base salaries (where appropriate), provide for competitive and equitable total cash compensation opportunities. Aggregate base salaries, where appropriate, are set relative to average market pay practices, while target incentives opportunities are set somewhat above average market pay practices. Additionally, future base salary increases and commission or incentive pay opportunities are directly linked to the achievement of key financial objectives.

The variable compensation plans focus respective executive officers on the immediate objectives of the business and their job, encourage executives to work together as a team to achieve Company success, and recognize and reward the sustained contribution of outstanding performers within the Company.

COMPONENTS OF COMPENSATION

The Company has compensation programs that include both cash and equity components. The Compensation Committee has established base salary, as well as short and long-term incentive compensation targets for certain senior officers of the Company. The compensation targets define the percentage for each component of total compensation.

With respect to cash compensation for the Chief Executive Officer and senior officers, the Company sets base salaries and target incentive bonus opportunities for each senior officer by reviewing the cash compensation provided to comparable positions and assessing the internal equity of cash compensation opportunities based on position responsibilities, the performance of each senior officer, and overall levels of contribution to the Company. When considering competitive pay practices, the Compensation Committee reviews compensation levels in both the real estate industry and general industry at firms comparable in size and revenue to the Company. Target incentive compensation opportunities are typically funded as stipulated levels of net profit are achieved. Some senior officers with defined divisional business development responsibilities also receive a salary draw, with additional opportunity to earn a proportionate share of the net profits or revenue of the relevant division.

The Company provides for long-term equity compensation through stock options as a means to compensate and provide long-term incentives for its executive officers. Option exercise prices for officers are set at the stock’s fair market value on the date of grant, unless the optionee holds 10% or more of the Company’s outstanding Common Stock, in which case the exercise price is set at 110% of fair market value on the date of the grant. Thus, the value of the Stockholders’ investment in the Company must generally appreciate before an optionee receives any financial benefit from the option. Options granted to executive officers generally provide that they are exercisable over a period of five years after the date of grant. In determining the size of the stock option grants, the Compensation Committee considers various subjective factors primarily relating to the responsibilities of the individual officers, and also to their respective expected future contributions.

By the Compensation Committee of the Board of Directors

Kent Y. Mouton, Chairman

Donald B. Prell

Jerry R. Solomon

PERFORMANCE GRAPH

Set forth below is a line graph comparing yearly change in the cumulative total Stockholder return on the Company’s Common Stock to the cumulative total Stockholder return on The NASDAQ National Market Index (“NASDAQ Market Index”) and an index of publicly traded companies with one or more business lines similar to those of the Company (“Peer Group Index”).

	FISCAL YEAR ENDING
COMPANY INDEX/MARKET	1998	1999	2000	2001	2002	2003
Kennedy-Wilson, Inc.	100.00	114.29	62.50	60.57	52.71	90.00
Peer Group Index(1)	100.00	42.82	50.50	47.10	36.21	50.59
NASDAQ Market Index	100.00	176.37	110.86	88.37	61.64	92.68

(1)	The companies that comprise the Peer Group Index are Grubb & Ellis Co., Jones Lang LaSalle Inc. and Trammel Crowe Co.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 23, 2004 the total number of shares of Common Stock beneficially owned and the percentage of the outstanding shares so owned by (i) each director, (ii) each Named Executive Officer, (iii) all executive officers and directors as a group and (iv) each beneficial owner of more than five percent of the outstanding shares of Common Stock known to the Company. Except as otherwise indicated in the notes following the table, the Stockholders listed in the table are the beneficial owners of the shares listed with sole voting and investment power over those shares. Shares subject to options immediately exercisable or exercisable within 60 days are treated as outstanding when determining the amount and percentage beneficially owned by a person or entity.

Name	Number of Shares Beneficially Owned	Percent of Class
William McMorrow(1)	3,353,125	44.0
Freeman Lyle(2)	199,493	2.6
Mary Ricks(3)	116,936	1.5
Barry Schlesinger	7,499	*
Donald Prell(5)	18,660	*
Kent Mouton(6)	28,620	*
Jerry Solomon(7)	13,500	*
All Executive Officers and Directors as a Group	3,824,499	50.1
Heartland Advisors, Inc. and William J. Nasgovitz(8)	1,011,700	13.3
Elkhorn Partners Limited Partnership(9)	833,050	10.9

*	Less than 1%.

Except as otherwise indicated in the following notes, the address for each individual, company, or named group is in care of Kennedy-Wilson, Inc., 9601 Wilshire Boulevard, Suite 220, Beverly Hills, California 90210.

(1)	Includes approximately 11,468 shares held for Mr. McMorrow’s account as well as approximately 275 shares held for the account of Mr. McMorrow’s spouse in the Company’s 401(k) Profit Sharing Plan and Trust of which Mr. McMorrow expressly disclaims beneficial ownership, and 127,500 shares which may be acquired pursuant to exercise of outstanding stock options.
(2)	Includes beneficial ownership of 65,000 shares which may be acquired pursuant to exercise of outstanding stock options.
(3)	Includes beneficial ownership of 95,000 shares which may be acquired pursuant to exercise of outstanding stock options.
(5)	Includes beneficial ownership of 15,120 shares which may be acquired pursuant to exercise of outstanding stock options.
(6)	Includes beneficial ownership of 28,620 shares which may be acquired pursuant to exercise of outstanding stock options.
(7)	Includes beneficial ownership of 13,500 shares which may be acquired pursuant to exercise of outstanding stock options.
(8)	Information on the beneficial owner, number of shares and voting and investment power is based solely on statements contained in Amendment No. 5 to Schedule 13G filed with the SEC on February 13, 2004 by Heartland Advisors, Inc. (“Heartland”) and William J. Nasgovitz, its president and principal shareholder. The amended Schedule 13G indicates that Heartland has sole power to vote none of the reported shares of Common Stock and sole power to dispose of none of the reported shares of Common Stock. The amended Schedule 13G also indicates that Mr. Nasgovitz has sole power to vote none of the reported shares of Common Stock. The address of Heartland and Mr. Nasgovitz is 789 North Water Street, Milwaukee, Wisconsin 53202.

(9)	Information on the beneficial owner, number of shares and voting and investment power is based solely on statements contained in Amendment No. 2 to Schedule 13D filed with the SEC on April 23, 2003 by Elkhorn Partners Limited Partnership (“Elkhorn”). The amended Schedule 13D indicates that Elkhorn has sole power to vote and dispose of 833,050 of the reported shares of Common Stock. The address of Elkhorn is P.O. Box 818, 1400 One Central Park Plaza, Elkhorn, Nebraska 68022.

Equity Compensation Plan Information

	( a )	(b)	(c)
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	750,074	$5.36	163,100
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	750,074	$5.36	163,100

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are brief descriptions of transactions during the fiscal year ended December 31, 2003 where the amount involved exceeded $60,000 in which the Company or one or more of its subsidiaries was or is a party and in which any of the Company’s directors, executive officers or Stockholders known to the Company to own beneficially more than five percent of Common Stock, or any member of the immediate family of any of those persons, was or is a party.

Legal Fees

In 2003, the Company paid the law firm of Kulik, Gottesman & Mouton an aggregate of $563,000 in legal fees. Kent Y. Mouton is a partner in that firm and a member of the Board.

Accounting Fees

In 2003, the Company paid the accounting firm of Solomon, Winnett & Company an aggregate of $173,000 for income tax services. Jerry R. Solomon is a partner in that firm and a member of the Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND RELATED SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by KPMG LLP during those years:

	2003	2002
Audit fees	$428,000	$213,000
Audit-Related Fees	—	—
Tax Fees	—	—
All other fees	—	19,000

Total fees	$428,000	$232,000

The Audit Committee has considered whether the provision of the services other than audit services is compatible with maintaining the independence of KPMG LLP.

Audit Committee’s Pre-Approval Policy

The Audit Committee adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage its independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

If the cost of any service exceeds the pre-approved monetary limit, such service must be approved by the Audit Committee. The Audit Committee has delegated authority to the Chairman of the Audit Committee to pre-approve any audit or non-audit services to be provided to the Company by the independent auditor for which the cost is greater than $10,000. The Chairman of the Audit Committee must report any pre-approval pursuant to the delegation of authority to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements. None.

2.	Financial Statement Schedules. None.

(b) Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, as amended to date.

3.2	Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.1	Employee Profit Sharing Plan and Trust, as amended to date. (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.2	Deferred Compensation Plan dated September 1, 1997.

10.3	1992 Non-employee Director Stock Option Plan. (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.4	1992 Incentive and Nonstatutory Stock Option Plan. (Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-73324) and incorporated herein by this reference).

10.4.1	1993 Amendment to 1992 Incentive and Nonstatutory Stock Option Plan.

10.5	Employment Agreement dated August 14, 1992 between the Company and William J. McMorrow. (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.5.1	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between the Company and William J. McMorrow.

10.5.2	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between the Company and William J. McMorrow.

10.5.3	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between the Company and William J. McMorrow.

10.5.4	Eighth Amendment to Employment Agreement dated as of December 13, 1999 between the Company and William J. McMorrow.

10.5.5	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and William J. McMorrow.

10.5.6	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between the Company and William J. McMorrow.

10.5.7	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between the Company and William J. McMorrow.

10.5.8*	Twelfth Amendment to Employment Agreement dated as of April , 2004 between the Company and William J. McMorrow.

10.6	Limited Liability Company Operating Agreement of KW-A, LLC dated as of July 17, 1998.

10.7	Employment Agreement dated as of July 17, 1998 between KW-A, LLC and Barry Schlesinger.

10.8	Executive Services Agreement dated as of July 17, 1998 between the Company and KW-A, LLC.

10.9	Employment Agreement dated as of January 1, 1997 between the Company and Richard Mandel. (Filed as Exhibit 10.9 to the Company’s 1996 Annual Report on Form 10-K and incorporated herein by this reference).

10.9.1	First Amendment to Employment Agreement dated as of May 19, 1997 between the Company and Richard Mandel.

10.9.2	Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Richard Mandel.

10.9.3	Third Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Richard Mandel.

10.9.4	Fourth Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Richard Mandel.

10.9.5	Fifth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and Richard Mandel.

10.10	Employment Agreement dated January 1, 1996 between the Company and Lewis Halpert.

10.10.1	First Amendment to Employment Agreement dated January 1, 1997 between the Company and Lewis Halpert. (Filed as Exhibit 10.12 to the Company’s 1997 Annual Report on Form 10-K and incorporated herein by this reference).

10.10.2	Second Amendment to Employment Agreement dated as of January 1, 1998 between the Company and Lewis Halpert.

10.10.3	Third Amendment to Employment Agreement dated as of January 1, 1999 between the Company and Lewis Halpert.

10.10.4	Fourth Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Lewis Halpert.

10.10.5	Fifth Amendment to Employment Agreement dated as of October 1, 2000 between the Company and Lewis Halpert.

10.11	Employment Agreement dated April 1, 1996 between the Company and Freeman Lyle. (Filed as Exhibit 10.13 to the Company’s 1997 Annual Report on form 10-K and incorporated herein by this reference).

10.11.1	Second Amendment to Employment Agreement dated April 1, 1998 between the Company and Freeman Lyle.

10.11.2	Third Amendment to Employment Agreement dated as of April 1, 1998 between the Company and Freeman Lyle.

10.11.3	Fourth Amendment to Employment Agreement dated as of April 1, 1999 between the Company and Freeman Lyle.

10.11.4	Fifth Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Freeman Lyle.

10.11.5	Sixth Amendment to Employment Agreement dated as of January 1, 2001 between the Company and Freeman Lyle.

10.11.6	Seventh Amendment to Employment Agreement dated as of March 28, 2001 between the Company and Freeman Lyle.

10.11.7	Eight Amendment to Employment Agreement dated as of September 1, 2002 between the Company and Freeman Lyle.

10.11.8	Ninth Amendment to Employment Agreement dated October 1, 2003 between the Company and Freeman Lyle.

10.12	Unsecured Promissory Note dated December 22, 1997 by Freeman Lyle in favor of the Company.

10.13	Office Lease dated as of September 1, 1998 between the Company and Wilshire-Camden Associates.

10.14	Indemnification Agreement dated August 13, 1992 among the Company, Kennedy-Wilson International, Inc., William J. McMorrow, William R. Stevenson, Lewis A. Halpert and Kenneth V. Stevens. (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 33-46978) and incorporated herein by this reference).

10.15	Form of Stock Option Agreement under the Company’s 1992 Incentive and Nonstatutory Stock Option Plan. (Filed as Exhibit 10.23 of the Company’s 1992 Annual Report on Form 10-K and incorporated herein by this reference).

10.16	Form of Stock Option Agreement under the Company’s 1992 Non-employee Director Stock Option Plan. (Filed as Exhibit 10.24 of the Company’s 1992 Annual Report on Form 10-K and incorporated herein by this reference).

10.17	Amended and Restated Revolving Credit Agreement dated as of September 10, 1998 between the Company and East-West Bank.

10.18	Loan Agreement dated as of July 28, 1998 between Kennedy-Wilson Properties, Ltd. and East-West Bank.

10.19	Guaranty dated as of July 28, 1998 by the Company in favor of East-West Bank.

10.20	Loan Commitment Letter dated July 2, 1998 between KW-KAU, LLC, Kennedy-Wilson International, Inc. and Old Standard Life Insurance Company.

10.21	Loan and Warrant Agreement dated June 3, 1998 between the Company and FBR Asset Investment Corporation. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

10.21.1	Loan Modification Agreement dated November 30, 1998 between the Company and FBR Asset Investment Corporation.

10.22	Common Stock Registration Rights Agreement dated as of June 3, 1998 between the Company and FBR Asset Investment Incorporation. (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q/A dated August 14, 1998 and incorporated herein by this reference).

10.23	Form of Warrant to be issued by the Company to FBR Asset Investment Corporation. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A and incorporated herein by this reference).

10.24	Bridge Loan Agreement dated as of July 16, 1998 among the Company, Kennedy-Wilson International, Inc., K-W Properties, Kennedy-Wilson Properties, Ltd. and Colony K-W LLC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.25	Investor’s Agreement dated July 16, 1998 between the Company and Colony Investors III, L.P.

10.26	Registration Rights Agreement dated as of July 16, 1998 between the Company and Colony Investors III, L.P. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.27	Warrant Agreement dated as of July 16, 1998 between the Company and Colony Investors III, L.P. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated September 30, 1998 and incorporated herein by this reference).

10.28	Form of Warrant issued July 16, 1998 by the Company to Colony Investors III, L.P. (Filed as Exhibit 10.4 to the Company’s 1998 Current Report on Form 8-K dated September 30, 1998 and incorporated herein by this reference).

10.29	Agreement of Limited Partnership of Colony-KW Partners, L.P.

10.30	Purchase and Sale of Stock Between K-W Properties and Camden Investment Property Group Inc

10.31	Purchase and Sale of Membership Interest in Del Mar Pasadena, LLC between K-W Del Mar Group, Inc. and Camden Investment Properties Group Inc.

10.32	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and GATX Capital Corp.

10.33	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Combined Insurance Company of America.

10.34	Note Purchase Agreement, dated as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Virginia Surety Company, Inc.

10.35	Note Purchase Agreement date as of June 22, 2000, by and between Kennedy-Wilson, Inc. and Resource Life Insurance Company.

10.36	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to GATX Capital Corp., duly executed by Kennedy-Wilson, Inc. in the amount of $10,000,000.

10.37	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Combine Insurance Company of America, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000.

10.38	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Virginia Surety Company, duly executed by Kennedy-Wilson, Inc. in the amount of $2,000,000.

10.39	12% Senior Note due June 22, 2006, dated June 22, 2000, made payable to Resource Life Insurance Company, duly executed by Kennedy-Wilson, Inc. in the amount of $1,000,000.

10.40	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of GATX Capital Corp.

10.41	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Combined Insurance Company of America.

10.42	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Virginia Surety Company, Inc.

10.43	Warrants to Purchase Shares of Common Stock, dated June 22, 2000, duly executed by Kennedy-Wilson, Inc. in favor of Resource Life Insurance Company

10.44	First Amendment to Loan Agreement dated as of June 6, 2000 between Kennedy-Wilson International, Kennedy-Wilson Properties, Ltd. and K-W Properties Inc., and East-West Bank.

10.45	Second Amendment to Loan Agreement dated as of June 6, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and East-West Bank.

10.46	Third Modification Agreement to Loan Agreement dated as of June 20, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and Tokai Bank of California.

10.47	Fourth Modification Agreement to Loan Agreement dated as of July 7, 2000 between Kennedy-Wilson International and Kennedy-Wilson Properties, Ltd., K-W Properties Inc., and Tokai Bank of California.

10.48	Loan Agreement dated as of June 13, 2002 by and between Kennedy-Wilson, Inc. and U.S. Bank National Association and East-West Bank.

10.49	Promissory note due June 13, 2005, dated June 13, 2002 made payable to U.S. Bank National Association and East-West Bank, duly executed by Kennedy-Wilson, Inc. in the amount of $25,000,000.

10.50	Promissory note due June 13, 2005, dated June 13, 2002 made payable to US Bank National Association and East-West Bank, duly executed by Kennedy-Wilson, Inc. in the amount of $5,000,000.

10.51	Exchange Agreement dated as of September 30, 2002, by and among Kennedy-Wilson, Inc. and The Several Purchasers Named in Schedule I

10.52	Subordinated Note due April 15, 2006, dated September 30, 2002 payable to Cahill, Warnock Strategic Partners Fund, L.P., duly executed by Kennedy-Wilson, Inc. in the amount of $2,627,237.

10.53	Subordinated Note due April 15, 2006, dated September 30, 2002 payable to Strategic Associates, L.P., duly executed by Kennedy-Wilson, Inc. in the amount of $145,573.

10.54	Employment Agreement dated January 1, 2002 between the Company and Mary Ricks.

10.55	Business Loan Agreement and Promissory Note dated as of September 25, 2002 by and between Kennedy-Wilson, Inc. and Pacific Western National Bank.

10.56	Loan and Security Agreement dated as of December 11, 2002 by and between KWP Financial IX, Inc. and Foothill Capital Corporation.

10.57	Business Loan Agreement and Promissory Note dated as of January 27, 2003 by and between Kennedy-Wilson, Inc. and Pacific Western National Bank.

21.1	List of Subsidiaries of the Company.

23.1	Consent of independent accountants-KPMG LLP

23.2	Consent of independent accountants-Deloitte & Touche LLP

31.1*	Certification required by Rule 13a-14(a) or Rule 15(d)-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	Certification by the CEO and CFO as required by Rule 13a-14(b) or 15(d)-14-(b) and Section 1350 of Chapter 63 of Title 13 of the United Status Code (18.U.S.C. §1350).

*	Filed herewith.

(c) Current reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNEDY-WILSON, INC.

Date: April 29, 2004	By:	/s/ WILLIAM J. McMORROW
William J. McMorrow
Chairman of the Board and
Chief Executive Officer