Form 10-Q
period 2004-03-31
KENNEDY WILSON INC
filed 2004-05-17
CIK 885720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 7,190,787 shares outstanding at May 4, 2004.

KENNEDY-WILSON, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2004

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$7,215,000	$6,293,000
Accounts receivable	3,726,000	3,691,000
Notes receivable	33,436,000	27,213,000
Real estate held for sale	10,507,000	16,969,000
Investments in joint ventures	50,698,000	47,336,000
Contracts and other assets, net	7,024,000	7,796,000
Goodwill, net	23,965,000	23,965,000

Total Assets	$136,571,000	$133,263,000

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$345,000	$358,000
Accrued expenses and other liabilities	2,737,000	2,634,000
Accrued salaries and benefits	3,737,000	3,643,000
Deferred and accrued income taxes	4,819,000	5,337,000
Notes payable	35,884,000	21,734,000
Borrowings under lines of credit	26,392,000	16,209,000
Mortgage loans payable	7,863,000	16,026,000
Senior unsecured notes	6,667,000	8,333,000
Subordinated debt	2,773,000	2,773,000

Total liabilities	91,217,000	77,047,000

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 7,206,527 and 8,840,484 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	72,000	88,000
Additional paid-in capital	33,571,000	46,081,000
Restricted stock – deferred compensation	(6,365,000)	(6,618,000)
Retained earnings	18,076,000	16,665,000

Total stockholders’ equity	45,354,000	56,216,000

Total Liabilities and Stockholders’ Equity	$136,571,000	$133,263,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue
Property management and leasing fees	$3,319,000	$3,696,000
Property management and leasing fees – affiliated joint ventures	1,124,000	996,000
Commissions	1,468,000	644,000
Commissions – affiliated joint ventures	1,753,000	139,000
Sales of residential real estate	8,950,000	—
Interest and other income	836,000	684,000

Total revenue	17,450,000	6,159,000

Operating Expenses
Commissions and marketing expenses	1,281,000	879,000
Compensation and related expenses	5,332,000	4,316,000
General and administrative	1,812,000	2,216,000
Cost of residential real estate sold	7,826,000	—
Depreciation and amortization	557,000	694,000

Total operating expenses	16,808,000	8,105,000
Equity in joint venture income	2,565,000	566,000

Total operating income (loss)	3,207,000	(1,380,000)
Non-operating income (expense)
Gain on sale of stock of subsidiary	—	3,514,000
Interest expense	(915,000)	(506,000)
Valuation adjustment – warrants	—	35,000
Loss on extinguishment of debt	—	(454,000)

Income from continuing operations before provision for income taxes and discontinued operations	2,292,000	1,209,000
Provision for income taxes	(917,000)	(464,000)

Income from continuing operations	1,375,000	745,000
Income (loss) from discontinued operations, net of tax	(60,000)	1,000
Gain on sale of real estate held for sale, net of tax	96,000	—

Net Income	$1,411,000	$746,000

Basic earnings per share
Income from continuing operations	$0.20	$0.08
Income from discontinued operations	0.01	0.00

Net income	$0.21	$0.08

Basic weighted average shares	6,676,483	9,513,581
Diluted earnings per share
Income from continuing operations	$0.19	$0.08
Income from discontinued operations	0.01	0.00

Net income	$0.20	$0.08

Diluted weighted average shares	7,048,411	9,537,397

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$1,375,000	$745,000
Income (loss) from discontinued operations	(60,000)	1,000
Gain on disposition of real estate held for sale, net of tax	96,000	—
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	557,000	694,000
Gain on sale of real estate held for sale	(1,284,000)	—
Equity in joint venture income	(2,565,000)	(566,000)
Gain on sale of stock of subsidiary	—	(3,514,000)
Valuation adjustment – warrants	—	(35,000)
Loss on extinguishment of debt – non-cash	—	199,000
Amortization of deferred compensation	253,000	253,000
Change in assets and liabilities:
Accounts receivable	(35,000)	516,000
Contracts and other assets	215,000	(215,000)
Accounts payable	(13,000)	(339,000)
Accrued expenses and other liabilities	(321,000)	(380,000)

Net cash used in operating activities	(1,782,000)	(2,641,000)

Cash flows from investing activities:
Purchases of notes receivable and redemption of joint venture partner in note receivable venture	(8,200,000)	(11,093,000)
Collections of notes receivable	1,977,000	1,990,000
Additions to real estate held for sale	(1,864,000)	(7,520,000)
Proceeds from the sale of real estate held for sale	9,610,000	—
Contributions to joint ventures	(5,511,000)	(874,000)
Distributions from joint ventures	4,714,000	1,500,000
Proceeds from sale of investment in Kennedy-Wilson Japan	—	6,249,000
Cash from consolidation of subsidiary	—	1,483,000
Cash – restricted increase	—	(917,000)

Net cash provided by (used in) investing activities	726,000	(9,182,000)

Cash flow from financing activities:
Borrowings under notes payable	6,272,000	8,974,000
Repayment of notes payable	(2,615,000)	(5,168,000)
Joint venture financing	—	5,580,000
Net borrowings (repayments) under lines of credit	10,183,000	(1,781,000)
Borrowings under mortgage loans payable	80,000	1,900,000
Repayment of mortgage loans payable	(8,243,000)	—
Borrowings under senior unsecured notes	—	5,000,000
Repayment of senior unsecured notes	(1,666,000)	(5,000,000)
Repurchase of common stock	(2,033,000)	(1,642,000)

Net cash provided by financing activities	1,978,000	7,863,000

Accumulated other comprehensive loss—foreign currency translation	—	(35,000)

Net increase (decrease) in cash and cash equivalents	922,000	(3,995,000)
Cash and cash equivalents, beginning of year	6,293,000	11,852,000

Cash and cash equivalents, end of year	$7,215,000	$7,857,000

Supplemental disclosure of non-cash financing activity:

Stock was repurchased by issuing a note payable in the amount of $10,493,000.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

The Company’s unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company’s annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2004 and 2003 have been made. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the Company’s 2003 Annual Report on Form 10-K.

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

REAL ESTATE HELD FOR SALE – The Company has classified separately on the balance sheet the real estate assets which are held for sale. Assets held for sale principally include those which management, having the proper level of authority to effect a plan of disposal, has implemented such plan, which is likely to result in the sale of the property within one year. In accordance with SFAS 144, the results of the operations of those properties are reported as discontinued operations, net of taxes.

INVESTMENTS IN JOINT VENTURES – The Company has a number of partnership and joint venture interests, generally ranging from 2% to 50%, that were formed to acquire, manage, develop and/or sell real estate. These investments are accounted for under the equity method.

The Company evaluates each of its investments in unconsolidated real estate and technology entities on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below carrying value and the related undiscounted cash flows are not sufficient to recover the asset’s carrying amount. No impairment losses were recorded by the Company in the three-month periods ended March 31, 2004 and 2003.

In accordance with SEC Staff Accounting Bulletin No. 51 (“SAB 51”), the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations.

GOODWILL – Goodwill is reviewed for impairment annually in the fourth quarter of each year, and more frequently if there is a triggering event, by Company management in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. During the three-month periods ended March 31, 2004 and 2003, there were no triggering events identified that would indicate a need of review for impairment.

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

CAPITALIZED INTEREST – The Company capitalizes interest in accordance with Statement of Financial Accounting Standards No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for Under the Equity Method (an amendment of FASB Statement No. 34), for qualifying equity investments. Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations. An appropriate interest rate is applied to the Company’s cash investment in the qualifying asset. The interest is credited against interest expense and added to the basis in the investment. Interest is capitalized when the development or entitlement activity commences and ceases when the investment has begun its planned principal operations. Interest capitalized during the first quarter of 2004 reduced interest expense by $185,000, compared to a reduction of $616,000 for the first quarter of 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS – In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“SFAS No. 132 Revised”), which revised employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 Revised does not change the measurement or recognition of those plans required by Financial Accounting Standards Board Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS No. 132 Revised retains the disclosure requirements contained in Financial Accounting Standards Board Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132 Revised requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS No. 132 Revised had no impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB modified and issued a revised Interpretation (“FIN 46R”). FIN 46R clarifies the interpretation’s scope and also extends the requirement to apply its provisions to investments created prior to January 31, 2003 until the end of the Company’s first quarter in 2004. The Company’s implementation of the provisions of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The Company has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is approximately $29 million. The guarantees expire through 2006 and the Company’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. The Company also has a leasing guarantee agreement which expires in 2009. The maximum amount that the Company could be responsible for under the guarantee is approximately $1.9 million. All such guarantees existed at December 31, 2003 and the Company has not recognized any liability for such guarantees at March 31, 2004.

STOCK-BASED EMPLOYEE COMPENSATION – Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Company continues to apply the intrinsic-value method under APB 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

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

The pro-forma results of expensing the estimated fair value of stock options is as follows:

	Three months ended March 31,
	2004	2003
Net income, as reported	$1,411,000	$746,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	152,000	156,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(167,000)	(183,000)

Net income, pro-forma	$1,396,000	$719,000

Net income per share:
Basic – as reported	$0.21	$0.08
Basic – pro-forma	$0.21	$0.08
Diluted – as reported	$0.20	$0.08
Diluted – pro-forma	$0.20	$0.08

NOTE 2 – NOTES RECEIVABLE

Notes receivable consists primarily of discounted loan portfolios and other related assets acquired from financial institutions, and notes resulting from the sale of assets to third parties or joint ventures. A majority of these notes are collateralized by real estate, personal property or guarantees.

NOTE 3 – INVESTMENTS IN JOINT VENTURES

The Company has a number of partnership and joint venture interests, generally ranging from 2% to 50%, that were formed to acquire, manage, develop and/or sell real estate. The Company has significant influence over these entities, but not voting control and accordingly, these investments are accounted for under the equity method. Investments in joint ventures also include internet investments accounted for under the cost method.

NOTE 4 – NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of discounted loan portfolios and in connection with two stock repurchases.

NOTE 5 – SENIOR UNSECURED NOTES

During the first quarter of 2004, the Company repaid $1,666,000 of the senior unsecured notes.

NOTE 6 – CAPITAL STOCK TRANSACTIONS

In January 2004, the Company entered into an agreement with a former employee to purchase 1,274,237 million shares of the Company’s common stock. The Company issued an unsecured note in the amount of $12.5 million, which has a zero percent stated interest and will be paid in eight installments through March 2007. Using an imputed interest rate of 8% on the note, the present value of the purchase price is approximately $10.5 million.

During the first quarter of 2004, the Company repurchased approximately 360,000 additional shares of its common stock. The total consideration of these share repurchases was approximately $2 million.

All of the shares repurchased by the Company have been retired.

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Accumulated other comprehensive income consists of foreign currency translation adjustments. During the first quarter of 2004, there was no foreign currency translation adjustment. The tax benefit associated with items included in other comprehensive income for the Company was $22,000 for the three-month period ended March 31, 2003, which results from the $35,000 (net of tax benefit) foreign currency translation adjustment in the first quarter. The following table provides a summary of the comprehensive income:

	Three months ended March 31,
	2004	2003
Net income	$1,411,000	$746,000
Foreign currency translation loss, net of taxes	—	(35,000)

Comprehensive income	$1,411,000	$711,000

NOTE 8 – SEGMENT INFORMATION

The Company’s business activities currently consist of property management, commercial and residential brokerage, and various types of real estate and note pool investments. The Company’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments.

The following tables summarize the Company’s continuing operations by segment for the three-month period ended March 31, 2004 and balance sheet data as of March 31, 2004.

	For the three months ended March 31, 2004
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$4,227,000	$216,000			$4,443,000
Commissions	939,000	2,047,000	$235,000		3,221,000
Sales of residential real estate	—	—	8,950,000		8,950,000
Interest and other income	—	—	669,000	$167,000	836,000

Total revenue	5,166,000	2,263,000	9,854,000	167,000	17,450,000

Cost of real estate sold	—	—	7,826,000	—	7,826,000
Operating expenses	4,790,000	896,000	399,000	2,897,000	8,982,000

Total operating expenses	4,790,000	896,000	8,225,000	2,897,000	16,808,000
Equity in joint venture income (loss)	1,371,000	—	1,194,000	—	2,565,000

Total operating income (loss)	1,747,000	1,367,000	2,823,000	(2,730,000)	3,207,000
Non-operating income (expense)	—	—	—	(915,000)	(915,000)

Income (loss) from continuing operations before provision for income taxes	$1,747,000	$1,367,000	$2,823,000	$(3,645,000)	$2,292,000

Total assets	$12,991,000	$6,384,000	$86,086,000	$31,110,000	$136,571,000

The following tables summarize the Company’s continuing operations by segment for the three-month periods ended March 31, 2003 and balance sheet data as of March 31, 2003.

	For the three months ended March 31, 2003
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$4,133,000	$248,000	$324,000	$(13,000)	$4,692,000
Commissions	439,000	205,000	139,000	—	783,000
Sale of residential real estate	—	—	—	—	—
Interest and other income	—	—	700,000	(16,000)	684,000

Total revenue	4,572,000	453,000	1,163,000	(29,000)	6,159,000

Operating expenses	4,463,000	381,000	788,000	2,473,000	8,105,000
Equity in joint venture income (loss)	—	57,000	509,000	—	566,000

Total operating income (loss)	109,000	129,000	884,000	(2,502,000)	(1,380,000)
Non-operating income (expense)	—	—	—	2,589,000	2,589,000

Income (loss) from continuing operations before provision for income taxes	$109,000	$129,000	$884,000	$87,000	$1,209,000

Total assets	$9,828,000	$5,374,000	$96,950,000	$34,415,000	$146,567,000

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended March 31,
	2004	2003
Income from continuing operations	$1,375,000	$745,000
Income from discontinued operations	36,000	1,000

Net income	$1,411,000	$746,000

Basic earnings per share:
Income from continuing operations	$0.20	$0.08
Income (loss) from discontinued operations	0.01	0.00

Net income	$0.21	$0.08

Weighted average shares	6,676,483	9,513,581
Diluted earnings per share:
Income from continuing operations	$0.19	$0.08
Income from discontinued operations	0.01	0.00

Net income	$0.20	$0.08

Weighted average shares	6,676,483	9,513,581
Options and warrants	371,928	23,816

Total diluted shares	7,048,411	9,537,397

Potentially dilutive securities excluded from the diluted earnings per share calculation for being anti-dilutive are as follows:

	Three months ended March 31,
	2004	2003
Options	162,330	884,560
Warrants	198,039	727,727
Restricted stock - unvested	901,700	1,424,812

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The investment in Kennedy-Wilson Japan (KWJ) was accounted for on the equity method during 2003 and the Company’s share of the net income of KWJ is included in equity income. During the third quarter of 2003, the Company sold its remaining shares and no longer has an ownership in KWJ.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Total revenue for the three months ended March 31, 2004 increased to approximately $17.5 million compared to approximately $6.2 million for the three months ended March 31, 2003. Total operating expenses for the three months ended March 31, 2004 were approximately $16.8 million compared to approximately $8.1 million for the same period in 2003. Net income for the first quarters of 2004 and 2003 was approximately $1.4 million and $746,000, respectively.

REVENUE

Property management and leasing operations generated approximately $4.4 million of revenue (including affiliated joint venture fees of $1.1 million), in the first quarter of 2004, representing 25% of our total revenue, compared to approximately $4.7 million (including affiliated joint venture fees of approximately $1 million), and 76% of total revenue for the same period in 2003. Property management and leasing revenue declined 5% due, in part, to a decline in leasing commission revenue, construction management and development fees, and engineering services.

Commission revenue for the first quarter of 2004 was approximately $3.2 million (including affiliated joint venture fees of approximately $1.8 million), representing 18% of total revenue compared to $783,000 (including affiliated joint venture fees of $139,000) and 13% of total revenue for the first quarter of 2003. Commission revenue from third-parties of approximately $1.5 million in the first quarter of 2004 included a commission earned in the amount of approximately $700,000 from the sale of a large commercial complex compared to commissions earned in 2003 on several smaller transactions. Commissions from related parties were comprised of net acquisition fees on six new real estate investments in the approximate amount of $1.8 million in the first quarter of 2004 compared to $139,000 for one new investment acquisition during the same period in 2003.

Sales of residential real estate were approximately $9 million in the first three months of 2004. This revenue relates to the sale of 10 lots of an 13-lot undeveloped residential land parcel located in Thousand Oaks, California. There was no similar revenue in 2003.

Interest and other income increased 22% to $836,000 for the three months ended March 31, 2004, compared to $684,000 for the same period in 2003. Interest and other income includes accretion of discounts on acquired loan portfolios, interest on corporate notes receivable that are held as a result of investment sales, interest on cash investments and other miscellaneous sources of revenue. The accretion of discounts on loan portfolios are accounted for under the interest method, which provides that the accretable discount be recorded as interest income over the life of the loans. The increase in revenue is due, for the most part, to the addition of four loan pools purchased since March 2003.

OPERATING EXPENSES

Operating expenses for the first three months of 2004 were approximately $16.8 million compared to approximately $8.1 million for the same period in 2003.

Brokerage commissions and marketing expenses were approximately $1.3 million for the three months ended March 31, 2004, compared to approximately $879,000 for the same period in 2003. The increase in expense corresponds to the increase in brokerage commission revenue discussed above. Typically, the Company pays out approximately 40% to 60% of the gross commission to brokers and employees.

Cost of residential real estate sold was $7.8 million for the first quarter of 2004 and relates to the sales of residential real estate discussed above.

Compensation and related expenses were approximately $5.3 million for the first quarter of 2004, compared to approximately $4.3 million for the first quarter of 2003. The increased expense is primarily related to the accrual of discretionary bonuses during the first quarter of 2004.

General and administrative expenses were approximately $1.8 million for the first quarter of 2004, a decrease of 18% when compared to approximately $2.2 million for the same period in 2003. This reduction is associated with decreases in legal, rent and consultant expenses. The decrease reflects the Company’s commitment to implementing cost effective measures.

Depreciation and amortization expense was $557,000 for the three months ended March 31, 2004, a decrease of 20% when compared to expense of $694,000 for the same period of 2003. This decrease results from assets becoming fully depreciated since the first quarter of 2003 without significant additions of new depreciable assets during the same period.

EQUITY IN JOINT VENTURE INCOME

Equity in joint venture income totaled approximately $2.6 million for the first quarter in 2004, compared to $566,000 realized in the first quarter of 2003. Included in the first quarter of 2004 are gains from the sale of two residential apartment projects held in joint ventures that totaled approximately $2.8 million. In the first quarter of 2003, the Company realized approximately $440,000 in income from its investment in Kennedy Wilson Japan. During the third quarter of 2003, the Company sold all of its stock in Kennedy Wilson Japan so there was no such income realized in 2004.

NON-OPERATING ITEMS

As previously mentioned, the Company sold all of its remaining stock in Kennedy Wilson Japan during 2003, therefore, there was no gain on the sale of stock of subsidiary in 2004 as compared to approximately $3.5 million for the first quarter of 2003.

Interest expense was $915,000 for the three months ended March 31, 2004, compared to $506,000 during the same period in 2003. While the cash paid for interest expense in the first quarter in 2004 was slightly less than it was for the same period in 2003, the interest capitalized during the first quarter in 2004 reduced interest expense by $185,000, compared to a reduction of $616,000 for the first quarter of 2003. The capitalized interest was reduced because two large projects under development became ready for their intended use at the end of 2003 and the capitalization of interest expense ceased. Also, during 2003 the 12% senior unsecured notes were repaid and the valuation adjustment for the related warrants was eliminated.

There was no gain or loss on extinguishment of debt during the first three months of 2004, as compared to a loss in the amount of $454,000 related primarily to prepayment penalties and write-off of unamortized capitalized loan fees associated with the early retirement of a portion of the 12% senior notes payable in the first quarter of 2003.

The provision for income taxes was $735,000 for the first quarter in 2004, compared to approximately $464,000 for the same period in 2003. The effective tax rate for the first quarter of 2004 was 40% as compared to 38% for the same period in 2003.

Loss from discontinued operations for the first quarter of 2004 was $60,000, net of tax benefit, compared to income of $1,000 for the same period in 2003. The discontinued operations include the results of those properties for which management has implemented a plan of disposal that is likely to result in the sale of the properties within one year.

Gain on disposition of real estate held for sale for the first quarter of 2004 generated income of $96,000, net of tax expense. This gain related to the sale of a commercial property that had collateralized a non-performing loan upon which the Company foreclosed in 2003.

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

Cash used in operating activities during the three months ended March 31, 2004 was approximately $1.8 million, compared to approximately $2.6 million for the same period in 2003. In 2004, income from operations of approximately $1.4 million is offset by the exclusion of the gain on sale of real estate held for sale of approximately $1.3 and equity in joint venture income of approximately $2.6 million. Although net income for the first three months of 2003 was $746,000, net cash generated from operations excludes gains on the sale of the shares of Kennedy-Wilson Japan of approximately $3.5 million, which is included as an investing activity.

Cash provided by investing activities during the three months ended March 31, 2004 was $726,000, compared to approximately $9.2 million of cash used in investing activities for the same period in 2003. In 2004, the Company had net sales of real estate of approximately $7.7 million, offset by net acquisitions of note pools in the approximate amount of $6.2 million. In 2003, the Company had net acquisitions of note pools, redemption of joint venture partner in note receivable venture and acquisition of real estate of approximately $16.6 million, offset by approximately $6.2 million in proceeds received from the sale of shares in Kennedy-Wilson Japan and an increase in cash of approximately $1.5 million as a result of the consolidation of a subsidiary.

Cash provided by financing activities was approximately $2 million for the first three months of 2004, compared to approximately $7.9 million for the same period of 2003. In 2004, the Company had net borrowings of approximately $4 million, offset by approximately $2 million in repurchases of Company shares. In 2003, the Company had net borrowings of $9.5 million, offset by approximately $1.6 million in repurchases of shares of Company stock.

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

The Company’s exposure to market risk has not materially changed from what was reported on the Company’s Form 10-K for the year ended December 31, 2003.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of Kennedy-Wilson, Inc.’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 was carried out under the supervision and with the participation of Kennedy-Wilson, Inc.’s management, including Kennedy-Wilson, Inc.’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Kennedy-Wilson, Inc.’s disclosure controls and procedures are effective in timely alerting them to material information relating to Kennedy-Wilson, Inc. required to be included in Kennedy-Wilson, Inc.’s periodic Securities and Exchange Commission filings. There have been no significant changes in Kennedy-Wilson, Inc.’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/09/04–01/30/04	1,615,557	$7.68	2,000	257,742
02/02/04–02/24/04	11,600	$6.63	11,600	246,142
03/09/04–03/12/04	6,800	$6.54	6,800	239,342

Total	1,633,957	$7.67	20,400

The stock buyback plan of up to 500,000 shares was announced in June 2003.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:

ITEM	DESCRIPTION

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON, INC.
Registrant

Date: May 14, 2004

/s/ FREEMAN A. LYLE

Freeman A. Lyle Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)