Form 10-Q
period 2004-06-30
KENNEDY WILSON INC
filed 2004-08-12
CIK 885720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $.01 par value; 6,651,210 shares outstanding at August 3, 2004.

KENNEDY-WILSON, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2004

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$8,586,000	$6,293,000
Accounts receivable	3,510,000	3,691,000
Notes receivable	31,915,000	27,213,000
Real estate held for sale	8,789,000	16,969,000
Investments in joint ventures	44,870,000	47,336,000
Contracts and other assets, net	7,376,000	7,796,000
Goodwill, net	23,965,000	23,965,000

Total Assets	$129,011,000	$133,263,000

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$305,000	$358,000
Accrued expenses and other liabilities	4,379,000	2,634,000
Accrued salaries and benefits	1,850,000	3,643,000
Deferred and accrued income taxes	5,142,000	5,337,000
Notes payable	33,226,000	21,734,000
Borrowings under lines of credit	23,957,000	16,209,000
Mortgage loans payable	7,844,000	16,026,000
Senior unsecured notes	6,667,000	8,333,000
Subordinated debt	—	2,773,000

Total liabilities	83,370,000	77,047,000

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued as of June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 7,138,613 and 8,840,484 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	71,000	88,000
Additional paid-in capital	33,120,000	46,081,000
Restricted stock – deferred compensation	(6,111,000)	(6,618,000)
Retained earnings	18,561,000	16,665,000

Total stockholders’ equity	45,641,000	56,216,000

Total Liabilities and Stockholders’ Equity	$129,011,000	$133,263,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Property management and leasing fees	$3,158,000	$3,458,000	$6,477,000	$7,154,000
Property management and leasing fees – affiliated joint ventures	1,263,000	806,000	2,387,000	1,802,000
Commissions	213,000	—	1,681,000	644,000
Commissions – affiliated joints ventures	1,291,000	709,000	3,044,000	848,000
Sales of residential real estate	1,870,000	—	10,820,000	—
Interest and other income	1,074,000	1,232,000	1,910,000	1,916,000

Total revenue	8,869,000	6,205,000	26,319,000	12,364,000

Operating Expenses
Commissions and marketing expenses	564,000	866,000	1,845,000	1,745,000
Compensation and related expenses	4,140,000	4,634,000	9,472,000	8,950,000
General and administrative	2,095,000	3,361,000	3,907,000	5,577,000
Cost of residential real estate sold	1,637,000	—	9,463,000	—
Depreciation and amortization	556,000	786,000	1,113,000	1,480,000

Total operating expenses	8,992,000	9,647,000	25,800,000	17,752,000
Equity in joint venture income	1,842,000	19,000	4,407,000	585,000

Total operating income (loss)	1,719,000	(3,423,000)	4,926,000	(4,803,000)
Non-operating income (expense)
Gain on sale of stock of subsidiary	—	11,419,000	—	14,933,000
Interest expense	(858,000)	(270,000)	(1,773,000)	(776,000)
Valuation adjustment – warrants	—	—	—	35,000
Loss on extinguishment of debt	—	(514,000)	—	(968,000)

Income from continuing operations before provision for income taxes and discontinued operations	861,000	7,212,000	3,153,000	8,421,000
Provision for income taxes	(344,000)	(2,875,000)	(1,261,000)	(3,339,000)

Income from continuing operations	517,000	4,337,000	1,892,000	5,082,000
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(10,000)	3,000	(70,000)	4,000
Gain (loss) on sale of real estate held for sale, net of tax	(22,000)	—	74,000	—

Net Income	$485,000	$4,340,000	$1,896,000	$5,086,000

Basic earnings per share
Income from continuing operations	$0.09	$0.52	$0.31	$0.57
Income (loss) from discontinued operations	(0.01)	0.00	0.00	0.00

Net income	$0.08	$0.52	$0.31	$0.57

Basic weighted average shares	5,942,109	8,421,085	6,121,162	8,940,037
Diluted earnings per share
Income from continuing operations	$0.08	$0.51	$0.28	$0.57
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.08	$0.51	$0.28	$0.57

Diluted weighted average shares	6,642,585	8,473,471	6,776,810	8,978,217

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$1,892,000	$5,082,000
Income (loss) from discontinued operations, net of tax	(70,000)	4,000
Gain on disposition of real estate held for sale, net of tax	74,000	—
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,113,000	1,480,000
Gain on sale of real estate held for sale	(1,542,000)	—
Equity in joint venture income	(4,407,000)	(591,000)
Gain on sale of stock of subsidiary	—	(14,933,000)
Valuation adjustment – warrants	—	(35,000)
Loss on extinguishment of debt – non-cash	—	394,000
Amortization of deferred compensation	507,000	507,000
Change in assets and liabilities:
Accounts receivable	181,000	1,140,000
Contracts and other assets	(693,000)	(111,000)
Accounts payable	(53,000)	(157,000)
Accrued expenses and other liabilities	(243,000)	1,046,000

Net cash used in operating activities	(3,241,000)	(6,174,000)

Cash flows from investing activities:
Purchases of notes receivable and redemption of joint venture partner in note receivable venture	(9,364,000)	(12,289,000)
Collections of notes receivable	4,662,000	8,506,000
Purchase of contracts and other assets	—	(55,000)
Additions to real estate held for sale	(1,631,000)	—
Proceeds from the sale of real estate held for sale	11,353,000	—
Contributions to joint ventures	(9,243,000)	(2,957,000)
Distributions from joint ventures	16,116,000	1,399,000
Proceeds from sale of investment in Kennedy-Wilson Japan	—	26,551,000
Cash – restricted increase	—	42,000

Net cash provided by investing activities	11,893,000	21,197,000

Cash flow from financing activities:
Borrowings under notes payable	9,446,000	10,474,000
Repayment of notes payable	(8,447,000)	(12,553,000)
Net borrowings (repayments) under lines of credit	7,748,000	(8,761,000)
Borrowings under mortgage loans payable	80,000	—
Repayment of mortgage loans payable	(8,262,000)	—
Borrowings under senior unsecured notes	—	5,000,000
Repayment of senior unsecured notes	(1,666,000)	(10,000,000)
Repayment of subordinated debt	(2,773,000)	—
Repurchase of common stock	(2,485,000)	(5,966,000)

Net cash used in financing activities	(6,359,000)	(21,806,000)

Accumulated other comprehensive loss—foreign currency translation	—	(35,000)

Net increase (decrease) in cash and cash equivalents	2,293,000	(6,818,000)
Cash and cash equivalents, beginning of year	6,293,000	11,852,000

Cash and cash equivalents, end of year	$8,586,000	$5,034,000

Kennedy-Wilson, Inc. and Subsidiaries

Consolidated Statements of Cash Flow (continued)

(Unaudited)

Supplemental disclosure of non-cash financing activity:

In the first quarter of 2004, stock was repurchased by issuing a note payable in the amount of $10,493,000.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2004 and 2003

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

The Company’s unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company’s annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 have been made. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the Company’s 2003 Annual Report on Form 10-K.

BASIS OF PRESENTATION – The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany balances and transactions have been eliminated. Income statement items denominated in foreign currencies are translated at average rates of exchange for the period presented.

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

Leasing commission revenues are accounted for in accordance with the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104. Accordingly, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records brokerage commission revenues and expenses on a gross basis. Of the criteria listed in the EITF, the Company is the primary obligor in the transaction, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications.

Residential real estate sales revenue and gains on sale of commercial property are recognized at the close of escrow when title to the real property passes to the buyer. The Company follows the requirements for profit recognition as set forth by Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company recognizes revenue on real estate sales in situations where the Company provides financing to the buyer at the close of escrow when the buyer has made an adequate initial investment, the collectibility of the related financing representing the remainder of the sales price is reasonably assured and the Company has no further obligations with respect to the real estate.

Revenues on notes receivable are recognized on an effective interest basis under the provisions of Practice Bulletin 6 where cash received is accreted into interest income over the estimated holding period. When the future cash flows of a note can not be reasonably estimated, cash payments are applied to the cost basis until fully recovered before any revenue is recognized.

REAL ESTATE HELD FOR SALE – The Company has classified separately on the balance sheet the real estate assets which are held for sale. Assets held for sale principally include those which management, having the proper level of authority to effect a plan of disposal, has implemented such plan, which is likely to result in the sale of the property within one year. In accordance with SFAS 144, the results of the operations of those properties are reported as discontinued operations, net of taxes. The depreciation of real estate ceases when the real estate is classified as being held for sale.

INVESTMENTS IN JOINT VENTURES – The Company has a number of partnership and joint venture interests, generally ranging from 2% to 50%, that were formed to acquire, manage, develop and/or sell real estate. The Company has significant influence over these entities, but not voting control and accordingly, these investments are accounted for under the equity method.

The Company evaluates each of its investments in unconsolidated real estate and technology entities on a periodic basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of an investment below carrying value. No impairment losses were recorded by the Company in the three- and six-month periods ended June 30, 2004 and 2003.

In accordance with SEC Staff Accounting Bulletin No. 51 (“SAB 51”), the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations.

GOODWILL – Goodwill is reviewed for impairment annually in the fourth quarter of each year, and more frequently if there is a triggering event, by Company management in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. During the three- and six-month periods ended June 30, 2004 and 2003, there were no triggering events identified that would indicate a need of review for impairment.

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

CAPITALIZED INTEREST – The Company capitalizes interest in accordance with Statement of Financial Accounting Standards No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for Under the Equity Method (an amendment of FASB Statement No. 34), for qualifying equity investments. Interest is capitalized on investment assets that are undergoing construction or entitlement activities in preparation for their planned principal operations. An appropriate interest rate is applied to the Company’s cash investment in the qualifying asset. The interest is credited against interest expense and added to the basis in the investment. Interest is capitalized when the development or entitlement activity commences and ceases when the investment has begun its planned principal operations. Interest capitalized during the three- and six-month periods ended June 30, 2004 reduced interest expense by $187,000 and $372,000, respectively, compared to a reduction of $644,000 and $1.3 million for the three- and six-month periods ended June 30, 2003, respectively.

EARNINGS PER SHARE – Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive securities outstanding during the periods presented. The weighted average number of shares outstanding for the diluted earnings per share computation includes the dilutive impact of restricted stock and options and warrants to purchase common stock which were outstanding during the period calculated by the “treasury stock” method.

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

The pro-forma results of expensing the estimated fair value of stock options is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$485,000	$4,340,000	$1,896,000	$5,086,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	152,000	152,000	304,000	304,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(167,000)	(178,000)	(334,000)	(361,000)

Net income, pro-forma	$470,000	$4,314,000	$1,866,000	$5,029,000

Net income per share:
Basic – as reported	$0.08	$0.52	$0.31	$0.57
Basic – pro-forma	$0.08	$0.51	$0.30	$0.56
Diluted – as reported	$0.08	$0.51	$0.28	$0.57
Diluted – pro-forma	$0.07	$0.51	$0.28	$0.56

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

During the second quarter of 2004, the Company entered into several joint venture investments described as follows: 1) a 324-unit apartment project, 76-unit apartment project and an adjacent 6-acre parcel of land held for future development in San Antonio, Texas, 2) a 624-unit apartment project located in Rancho Cucamonga, California, and 3) a note receivable collateralized by a 92-acre residential development in Texas that was platted and engineered for 301 single-family residential lots.

Also in the second quarter of 2004, the Company refinanced an investment held in a joint venture and received cash in excess of the Company’s basis in the investment in the amount of $1,675,000, which is included in accrued expenses and other liabilities.

The Company has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is approximately $34 million. The guarantees expire through 2006 and the Company’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property.

NOTE 4 – NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of discounted loan portfolios and in connection with two stock repurchases.

NOTE 5 – SENIOR UNSECURED NOTES

During the first quarter of 2004, the Company repaid $1,666,000 of the senior unsecured notes.

NOTE 6 – SUBORDINATED DEBT

During the second quarter of 2004, the Company repaid its subordinated debt in the amount of $2,773,000.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

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

During the three- and six-month periods ended June 30, 2004, the Company repurchased approximately 67,000 and 427,000 additional shares of its common stock, respectively, for total consideration of $447,000 and $2,485,000, respectively.

All of the shares repurchased by the Company have been retired.

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Accumulated other comprehensive income consists of foreign currency translation adjustments. During the three- and six-month periods ended June 30, 2004, there was no foreign currency translation adjustment. The tax benefit associated with items included in other comprehensive income for the Company was $22,000 for the three- and six-month periods ended June 30, 2003, which results from the $35,000 (net of tax benefit) foreign currency translation adjustment in the first quarter of 2003. The following table provides a summary of the comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$485,000	$4,340,000	$1,896,000	$5,086,000
Foreign currency translation loss, net of taxes	—	—	—	(35,000)

Comprehensive income	$485,000	$4,340,000	$1,896,000	$5,051,000

NOTE 9 – SEGMENT INFORMATION

The Company’s business activities currently consist of property management, commercial and residential brokerage, and various types of real estate and note pool investments. The Company’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments.

The following tables summarize the Company’s continuing operations by segment for the three- and six-month periods ended June 30, 2004 and balance sheet data as of June 30, 2004:

	Three months ended June 30, 2004
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$4,269,000	$152,000	$—	$—	$4,421,000
Commissions	1,143,000	328,000	33,000	—	1,504,000
Sales of residential real estate	—	—	1,870,000	—	1,870,000
Interest and other income	254,000	—	810,000	10,000	1,074,000

Total revenue	5,666,000	480,000	2,713,000	10,000	8,869,000

Cost of real estate sold	—	—	1,637,000	—	1,637,000
Operating expenses	4,526,000	429,000	404,000	1,996,000	7,355,000

Total operating expenses	4,526,000	429,000	2,041,000	1,996,000	8,992,000
Equity in joint venture income (loss)	109,000	—	1,733,000	—	1,842,000

Total operating income (loss)	1,249,000	51,000	2,405,000	(1,986,000)	1,719,000
Non-operating income (expense)	—	—	—	(858,000)	(858,000)

Income (loss) from continuing operations before provision for income taxes	$1,249,000	$51,000	$2,405,000	$(2,844,000)	$861,000

	Six months ended June 30, 2004
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$8,496,000	$368,000	$—	$—	$8,864,000
Commissions	2,082,000	2,375,000	268,000	—	4,725,000
Sales of residential real estate	—	—	10,820,000	—	10,820,000
Interest and other income	254,000	—	1,479,000	177,000	1,910,000

Total revenue	10,832,000	2,743,000	12,567,000	177,000	26,319,000

Cost of real estate sold	—	—	9,463,000	—	9,463,000
Operating expenses	9,316,000	1,325,000	803,000	4,893,000	16,337,000

Total operating expenses	9,316,000	1,325,000	10,266,000	4,893,000	25,800,000
Equity in joint venture income (loss)	1,480,000	—	2,927,000	—	4,407,000

Total operating income (loss)	2,996,000	1,418,000	5,228,000	(4,716,000)	4,926,000
Non-operating income (expense)	—	—	—	(1,773,000)	(1,773,000)

Income (loss) from continuing operations before provision for income taxes	$2,996,000	$1,418,000	$5,228,000	$(6,489,000)	$3,153,000

Total assets	$6,552,000	$6,515,000	$84,343,000	$31,601,000	$129,011,000

The following tables summarize the Company’s continuing operations by segment for the three- and six-month periods ended June 30, 2003 and balance sheet data as of June 30, 2003:

	Three months ended June 30, 2003
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$3,996,000	$243,000	$(21,000)	$46,000	$4,264,000
Commissions	854,000	(145,000)	—	—	709,000
Interest and other income	—	—	1,190,000	42,000	1,232,000

Total revenue	4,850,000	98,000	1,169,000	88,000	6,205,000

Operating expenses	4,242,000	369,000	862,000	4,174,000	9,647,000
Equity in joint venture income (loss)	(102,000)	100,000	21,000	—	19,000

Total operating income (loss)	506,000	(171,000)	328,000	(4,086,000)	(3,423,000)
Non-operating income (expense)	75,000	—	(75,000)	10,635,000	10,635,000

Income (loss) from continuing operations before provision for income taxes	$581,000	$(171,000)	$253,000	$6,549,000	$7,212,000

	Six months ended June 30, 2003
	Property Management	Brokerage	Investments	Corporate	Consolidated
Property management and leasing fees	$8,381,000	$491,000	$51,000	$33,000	$8,956,000
Commissions	1,293,000	60,000	139,000	—	1,492,000
Interest and other income	—	—	1,890,000	26,000	1,916,000

Total revenue	9,674,000	551,000	2,080,000	59,000	12,364,000

Operating expenses	8,943,000	750,000	1,412,000	6,647,000	17,752,000
Equity in joint venture income (loss)	(77,000)	157,000	505,000	—	585,000

Total operating income (loss)	654,000	(42,000)	1,173,000	(6,588,000)	(4,803,000)
Non-operating income	—	—	—	13,224,000	13,224,000

Income (loss) from continuing operations before provision for income taxes	$654,000	$(42,000)	$1,173,000	$6,636,000	$8,421,000

Total assets	$9,238,000	$3,906,000	$75,853,000	$25,078,000	$114,075,000

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Income from continuing operations	$517,000	$4,337,000	$1,892,000	$5,082,000
Income (loss) from discontinued operations	(32,000)	3,000	4,000	4,000

Net income	$485,000	$4,340,000	$1,896,000	$5,086,000

Basic earnings per share:
Income from continuing operations	$0.09	$0.52	$0.31	$0.57
Income (loss) from discontinued operations	(0.01)	0.00	0.00	0.00

Net income	$0.08	$0.52	$0.31	$0.57

Weighted average shares	5,942,109	8,421,085	6,121,162	8,940,037
Diluted earnings per share:
Income from continuing operations	$0.08	$0.51	$0.28	$0.57
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.08	$0.51	$0.28	$0.57

Weighted average shares	5,942,109	8,421,085	6,121,162	8,940,037
Restricted stock - unvested	319,916	—	279,367	—
Options and warrants	380,560	52,386	376,281	38,180

Total diluted shares	6,642,585	8,473,471	6,776,810	8,978,217

Potentially dilutive securities excluded from the diluted earnings per share calculation for being anti-dilutive are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Restricted stock - unvested	909,360	1,424,276	974,284	1,448,514
Options	124,830	547,270	124,830	714,983
Warrants	198,039	727,727	198,039	727,727

NOTE 11 – SUBSEQUENT EVENTS

In July 2004, the Company agreed to acquire from an institutional investor 1,018,900 shares of the Company’s common stock for a total purchase price of $7.9 million. On July 26, 2004 the Company bought 500,000 of these shares for approximately $3.9 million. The purchase of the remaining shares will occur in installments through December 2004, or sooner at the Company’s option.

In July 2004, the Company entered into a loan agreement for borrowings of up to $5.0 million, which matures in July 2005. The interest rate is variable and set at prime, 4.25% on the initial advance.

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

The investment in Kennedy-Wilson Japan (KWJ) was accounted for on the equity method during 2003 and the Company’s share of the net income of KWJ was included in equity income. During the third quarter of 2003, the Company sold its remaining shares and no longer has an ownership interest in KWJ.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Total operating revenue for the three months ended June 30, 2004 increased 43% to $8.9 million compared to $6.2 million for the three months ended June 30, 2003. Total operating expenses for the three months ended June 30, 2004 decreased 6.8% to $9.0 million compared to $9.6 million for the same period in 2003. Net income for the second quarters of 2004 and 2003 was $485,000 and $4.3 million, respectively.

REVENUE

Property management and leasing operations generated $4.4 million of revenue (including related party fees of $1.3 million), in the second quarter of 2004, representing 49.9% of total revenue, compared to $4.3 million (including related party fees of $806,000), and 68.7% of total revenue for the same period in 2003. During the second quarter of 2004, property management revenue, which includes property management and leasing revenue, asset management, construction management, and engineering services, increased 3.7% compared to the second quarter of 2003 due to additional property management assignments, particularly those generated by the Company’s joint venture investments.

Brokerage commission revenue for the second quarter of 2004 was $1.5 million (including related party fees of $1.3 million), representing 17% of total revenue compared to $709,000 (all of which were related party fees) and 11.4% of total revenue for the second quarter of 2003. Commission revenue for the second quarter of 2004 increased 112% compared to commission revenue generated during the same period of 2003 primarily due to acquisition fees earned from joint venture investments.

Sales of residential real estate were $1.9 million for the three months ended June 30, 2004 representing the sale of two of the remaining three lots of a 13-lot undeveloped residential land parcel located in Thousand Oaks, California. There was no similar revenue in 2003.

Interest and other income totaled $1.1 million for the three months ended June 30, 2004, representing 12.1% of total revenue compared to $1.2 million and 19.9% of total revenue for the same period in 2003. This decrease related to fewer note settlements during the second quarter of 2004 as compared to the same period of 2003. Interest and other income includes accretion of discounts on acquired loan portfolios, interest on corporate notes receivable that are held as a result of investment sales, interest on cash investments and other miscellaneous sources of revenue. The accretion of discounts on loan portfolios are accounted for under the interest method, which provides that the accretable discount be recorded as interest income over the life of the loans.

OPERATING EXPENSES

Brokerage commissions and marketing expenses were $564,000 for the three months ended June 30, 2004, compared to $866,000 for the same period in 2003 due to a decrease in payment of brokerage sales commissions. Typically, the Company pays out 40% to 60% of the gross commission to brokers and employees.

Compensation and related expenses were $4.1 million for the second quarter of 2004, a decrease of 10.7% when compared to $4.6 million for the second quarter of 2003. The higher cost during the second quarter of 2003 related to discretionary bonuses paid during the period.

General and administrative expenses decreased 37.7% to $2.1 million for the second quarter of 2004, compared to $3.4 million in the same period in 2003. During the second quarter of 2003, the Company incurred non-recurring legal expense for the settlement of disputes relating to a development project and an employment contract. There were no such expenses incurred during the second quarter of 2004.

Cost of residential real estate sold was $1.6 million for the second quarter of 2004 and relates to the sales of residential real estate discussed above.

Depreciation and amortization expense decreased 29.3% to $556,000 for the three months ended June 30, 2004, as compared to $786,000 for the same period in 2003. The decrease results from assets becoming fully depreciated since the second quarter of 2003 without significant additions of new depreciable assets during the same period.

EQUITY IN JOINT VENTURE INCOME

Equity in joint venture income totaled $1.8 million for the second quarter of 2004, compared to $19,000 realized in the second quarter of 2003. Equity income for the second quarter of 2004 included $1.6 million related to the sale of a commercial building in Los Angeles which the Company held in a joint venture investment. During the second quarter of 2003 the Company realized $170,000 from its investment in Kennedy-Wilson Japan.

NON-OPERATING ITEMS

As previously mentioned, the Company sold all of its remaining stock in Kennedy-Wilson Japan during 2003, therefore, there was no gain on the sale of stock of subsidiary in 2004 as compared to $11.4 million for the second quarter of 2003.

Interest expense was $858,000 for the three months ended June 30, 2004, compared to $270,000 during the same period in 2003. While the cash paid for interest expense in the second quarter of 2004 was higher than it was for the same period of 2003, the interest capitalized during the second quarter of 2004 reduced interest expense by $187,000 compared to a reduction of $644,000 for the second quarter of 2003. The capitalized interest was reduced because two large projects under development became ready for their intended use at the end of 2003 and the capitalization of interest expense ceased.

There was no loss on extinguishment of debt during the second quarter of 2004, as compared to a loss in the amount of $514,000 related primarily to prepayment penalties and write-off of unamortized capitalized loan fees associated with the early retirement of a portion of the 12% senior notes payable in the second quarter of 2003.

The provision for income taxes was $344,000 for the second quarter of 2004, compared to $2.9 million for the same period in 2003. The higher provision in 2003 related to the increased income resulting primarily from the gain on the sale of the Japan subsidiary’s shares of stock. The effective tax rate for the second quarters of both 2004 and 2003 was 40%.

Loss from discontinued operations for the second quarter of 2004 was $10,000, net of tax benefit, compared to income of $3,000, net of taxes, for the same period in 2003. The discontinued operations include the results of those properties for which management has implemented a plan of disposal that is likely to result in the sale of the properties within one year.

The disposition of real estate held for sale resulted in a loss of $22,000 for the second quarter of 2004, net of tax benefit. This loss related to the sale of a property that had collateralized a non-performing loan upon which the Company foreclosed in 2003.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Total revenue for the six months ended June 30, 2004 increased 113% to $26.3 million, as compared to $12.4 million for the six months ended June 30, 2003. Total operating expenses for the six months ended June 30, 2004 were $25.8 million compared to $17.8 million for the same period in 2003. Net income for the six months ended June 30, 2004 was $1.9 million, compared to $5.1 million for the same period in 2003.

REVENUE

Property management and leasing operations generated $8.9 million of revenue (including $2.4 million of related party fees) in the first six months of 2004, representing 33.7% of total revenue as compared to $9.0 million (including $1.8 million in related party fees) and 72.4% of total revenue for the same period in 2003.

Brokerage commission revenue for the first six months of 2004 was $4.7 million (including $3.0 million of related party fees) representing 18% of total revenue, compared to brokerage commission revenue for the same period of 2003 of $1.5 million (including $848,000 of related party fees) representing 12.1 % of total revenue. The increase was due to a commission generated from the sale of a commercial development, several acquisition fees related to properties acquired in joint venture investments and the sales commission related to the sale of a joint venture investment.

Sales of residential real estate were $10.8 million in the first six months of 2004. This revenue relates to the sale of 12 lots of a 13-lot undeveloped residential land parcel located in Thousand Oaks, California. There was no similar revenue in 2003.

Interest and other income for the first six months of both 2004 and 2003 totaled $1.9 million. Interest and other income includes accretion of discounts on acquired loan portfolios, interest on corporate notes receivable that are held as a result of investment sales, interest on cash investments and other miscellaneous sources of revenue. The accretion of discounts on loan portfolios are accounted for under the interest method, which provides that the accretable discount be recorded as interest income over the life of the loans.

OPERATING EXPENSES

Brokerage commissions and marketing expenses were $1.8 million for the six months ended June 30, 2004 compared to $1.7 million during the same period in 2003.

Compensation and related expenses were $9.5 million for the first six months of 2004 representing a 5.8% increase from $9.0 million for the same period of 2003. The increased expense is primarily related to the accrual of discretionary bonuses during the first quarter of 2004.

General and administrative expenses were $3.9 million for the first six months of 2004, compared to $5.6 million of expense during the same period in 2003. The increased expense during the first six months of 2003 related to non-recurring legal expense for the settlement of disputes relating to a development project and an employment contract.

Cost of residential real estate sold was $9.5 million for the first six months of 2004 and relates to the sales of residential real estate discussed above.

Depreciation and amortization expense was $1.1 million for the six months ended June 30, 2004 compared to $1.5 million during the same period of 2003. Most of the change results from assets becoming fully depreciated during 2003 without significant additions of new depreciable assets during 2004.

EQUITY IN JOINT VENTURE INCOME

Equity in joint venture income totaled $4.4 million for the first six months of 2004 compared to $585,000 realized in the same period of 2003. For 2004 the equity income related to the sale of two apartment projects and one commercial building held in joint venture investments compared to no sales during the same period in 2003. During the first six months of 2003, the Company realized $610,000 in income from its investment in Kennedy-Wilson Japan.

NON-OPERATING ITEMS

The Company sold all of its remaining stock in Kennedy-Wilson Japan during 2003, therefore, there was no gain on the sale of stock of subsidiary in 2004 as compared to $14.9 million for the first six months of 2003.

Interest expense was $1.8 million for the first six months of 2004, compared to $776,000 during the same period in 2003. Cash paid for interest expense during the first six months of 2004 was higher than cash paid for interest expense during the first six months of 2003, however, the interest capitalized during the first six months of 2004 reduced interest expense by $372,000 compared to a reduction of $1.3 million for the same period in 2003.

The provision for income taxes was $1.3 million for the first six months of 2004, compared to $3.3 million for the same period of 2003 due to the decrease in income before taxes.

Loss from discontinued operations for the first six months of 2004 was $70,000, net of tax benefit, compared to income of $4,000, net of taxes, for the same period in 2003. The discontinued operations included the results of those properties for which management has implemented a plan of disposal that is likely to result in the sale of the properties within one year.

Gain on disposition of real estate held for sale for the first six months of 2004 generated income of $74,000, net of taxes. This gain related to the sale of two commercial properties that had collateralized non-performing loans upon which the Company foreclosed in 2003.

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

Cash used in operating activities during the six months ended June 30, 2004 was $3.2 million, compared to $6.2 million for the same period in 2003. In 2004, income from operations of $1.9 million is offset by the exclusion of the gain on sale of real estate held for sale of $1.5 and equity in joint venture income of $4.4 million. Although net income for the first six months of 2003 was $5.1 million, net cash generated from operations excludes gains on the sale of the shares of Kennedy-Wilson Japan of $14.9 million, which is included as an investing activity.

Cash provided by investing activities during the six months ended June 30, 2004 was $11.9 million, compared to $21.2 million for the same period in 2003. In 2004, the Company received net proceeds from sales of real estate of $9.7 million and net distributions from joint ventures of $6.9 million, offset by net acquisitions of note pools in the amount of $4.7 million. In 2003, the Company received $26.6 million in proceeds from the sale of shares in Kennedy-Wilson Japan, offset by the acquisitions of note pools, redemption of a joint venture partner in a note receivable venture and net contributions to joint ventures of $5.3 million.

Cash used in financing activities was $6.4 million for the first six months of 2004, compared to $21.8 million for the same period of 2003. In 2004, the Company had net repayment of borrowings of $3.9 million and $2.5 million in repurchases of shares of Company stock. In 2003, the Company had net repayment of borrowings of $15.8 million and $6.0 million in repurchases of shares of Company stock.

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

Our contractual commitments related to debt maturities are consistent with those described in the Company’s Form 10-K for the year ended December 31, 2003.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk has not materially changed from what was reported on in the Company’s Form 10-K for the year ended December 31, 2003.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and 15(d)-15) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On April 26, 2004, Paul Senior (“Senior”) filed a shareholder derivative suit in the Superior Court of the State of California, County of Los Angeles on behalf of the Company against the Company’s current Board of Directors and three former members of the Board of Directors. The Senior complaint alleges, among other things, that the defendants breached their fiduciary duties to the Company and wasted corporate assets and seeks declaratory relief, compensatory damages, the imposition of a constructive trust, injunctive relief and attorneys’ fees and costs. The parties to the lawsuit have engaged in settlement negotiations over the course of the past two months. Although there can be no assurance that a settlement will be reached, we do not believe that an unfavorable outcome of the dispute would have a material adverse effect on the Company’s results of operations, liquidity or financial position. The Company believes the claims are without merit and is prepared to vigorously defend the action if a settlement cannot be reached.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/04 – 04/30/04	15,309	$6.74	15,309	224,033
05/01/04 – 05/31/04	34,005	$6.52	34,005	190,028
06/01/04 – 06/30/04	18,600	$6.81	18,600	171,428

Total	67,914	$6.65	67,914

(1)	In June 2003, our Board of Directors approved a common stock repurchase program allowing us to purchase 500,000 shares of our common stock from time to time in the open market and in negotiated transactions.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:

ITEM	DESCRIPTION

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated May 10, 2004 and filed on May 12, 2004, reporting a press release announcing the Company’s results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON, INC.

                Registrant

Date: August 12, 2004

/s/ Freeman A. Lyle
Freeman A. Lyle
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)